Form 10-K
period 2021-12-31
ALSP Orchid Acquisition Corp I
filed 2022-03-31
CIK 1883962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41086

ALSP Orchid Acquisition Corporation I

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1624733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2815 Eastlake Avenue East, Suite 300 Seattle, WA	98102
(Address of Principal Executive Offices)	(Zip Code)

(206) 957-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one half of one redeemable warrant	ALORU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ALOR	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ALORW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The registrant’s securities were not listed on any exchange and had no value as of June 30, 2021, the last business day of the second fiscal quarter of 2021. The registrant’s units began trading on the Nasdaq Global Market on November 19, 2021 and the registrant’s Class A ordinary shares and warrants began separately trading on the Nasdaq Global Market on January 10, 2022.

As of March 22, 2022, there were 18,165,000 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding. The registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the Nasdaq Stock Market separately from its Units on January 10, 2022.

Documents Incorporated by Reference: None.

ALSP ORCHID ACQUISITION CORPORATION I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K, or the context otherwise requires, references to:

•

“ALSP” or “Accelerator Life Science Partners” are to Accelerator Services Corporation, doing business as Accelerator Life Science Partners, Accelerator IV-New York Corporation, Accelerator IV-Seattle Corporation and Accelerator Life Sciences Partners II, LP, affiliates of our sponsor;

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

•	“directors” are to our current directors named in this Annual Report on Form 10-K;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

•

“founder shares” are to our ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering, which were designated as our Class B ordinary shares prior to the consummation of our initial public offering, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“founders” are to Thong Q. Le and Ian A.W. Howes, senior members of the investment team of ALSP;

•	“initial shareholders” are to the holders of our founder shares prior to our initial public offering (or their permitted transferees), including our sponsor and certain founder related parties;

•	“management” or “our management team” are to our executive officers and directors;

•	“ordinary shares” are, collectively, to our Class A ordinary shares of a par value of US$0.0001 each and our Class B ordinary shares of a par value of US$0.0001 each;

•	“private placement shares” are to Class A ordinary shares sold as part of the private placement units;

•

“private placement units” are to the units issued to our sponsor in a private placement substantially simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in this prospectus;

•	“private placement warrants” are to the warrants sold as part of the private placement units;

•

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•

“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a public shareholder shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“sponsor” are to ALSP Orchid Sponsor LLC, a Delaware limited liability company, which is owned and controlled by ALSP;

•	“units” are to the units sold in our initial public offering; and

•	“we,” “us,” “our,” “company” or “our company” are to ALSP Orchid Acquisition Corporation I, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses and the technology industries;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance; and

•	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

Item 1	Business.

Overview

We are a blank check company, incorporated as a Cayman Islands exempted company on August 31, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Throughout this Annual Report on Form 10-K we will refer to this as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector, or geographical location, we intend to focus on businesses in industries that complement our management team’s background and expertise. We intend to target life science companies in North America and Singapore with a particular emphasis on companies developing assets and next-generation platform technologies with broad applicability. We believe our management team’s extensive investment and operational experience will allow us to identify and realize the full potential of these opportunities. We may also pursue a transaction in which our shareholders immediately prior to the completion of our initial business combination would collectively own a minority interest in the post-business combination company.

Our registration statement for our initial public offering became effective on November 18, 2021. On November 22, 2021, we consummated our initial public offering of 17,250,000 units, including 2,250,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.0 million, inclusive of approximately $6.0 million in deferred underwriting commissions.

Substantially concurrently with the closing of our initial public offering, we consummated the private placement of 915,000 private placement units, at a price of $10.00 per private placement unit to our sponsor, generating gross proceeds of $9.2 million.

Upon the closing of our initial public offering and the private placement, $176.0 million ($10.20 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the funds in the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of the private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. The Nasdaq Stock Market rules require that the initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We will only complete an initial business combination if the post-initial business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect an initial business combination.

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our shares, debt or a combination of cash, equity and debt. We have not engaged in, and we will not engage in, any operations until we complete an initial business combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity since inception through December 31, 2021, related to our formation, the preparation for our initial public offering and the search for a prospective initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

We will have until February 22, 2023 to consummate an initial business combination (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 18 months or 21 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 18 months, and any Extended Period will automatically be extended to 21 or 24 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if we have filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”)). However, if we have not completed an initial business combination during the term of the Initial Period and any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public shareholders will be entitled to receive a full pro rata interest in the trust account. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period).

Our Founders

Our sponsor is an affiliate of ALSP, a venture capital firm focused on building next-generation life science companies solving important healthcare needs with cutting-edge breakthroughs in medicine and science. Founded in 2003, ALSP has an established history of managing investments and leveraging the firm’s ability to catalyze the development and commercialization of breakthrough biotechnology innovations. ALSP’s success has been built on providing a complete business, scientific, and financial toolkit necessary for accelerating the establishment and operation of early-stage biotechnology companies. Historically, ALSP has been successful in being an early investor in companies that have disrupted industries or caused paradigm shifts across multiple therapeutic areas. ALSP’s portfolio companies are backed by some of the world’s leading venture capital and pharmaceutical companies. Examples of these portfolio companies include Petra Pharma (substantial acquisition by a global pharmaceutical company in May 2020), Rodeo Therapeutics (acquired by Amgen for up to $721 million in March 2021), Lodo Therapeutics (acquired by Zymergen in May 2021), Lydian Neurosciences, Magnolia Neurosciences, and Proniras. ALSP is a minority-owned firm with a diverse group of industry professionals bringing valuable expertise and perspective.

ALSP has assembled a team of seasoned executives, investment professionals, scientists and entrepreneurs with strong scientific, medical, operational, legal and financial expertise. The members of the ALSP team have built a strong track record of performance and have been involved in the formation and successful growth of numerous innovative life science companies. Formerly, ALSP’s team members have served as founders, senior executives, chairpersons, board members, employees and/or advisors at life science companies including Akebia Therapeutics, Alder Biopharmaceuticals, AstraZeneca, Celltech Group, Corus Pharma, CSL Limited, Diversa, Dova Pharmaceutical, Ensys, Hyperion Therapeutics, Juno Therapeutics, Gilead Sciences, Halosource, Immunex, KOS Pharmaceuticals, Lodo Therapeutics, MedImmune, Mercator Genetics, Novartis, Novo Nordisk, Organovo, Ortec International, Paradigm Genetics, Petra Pharma, Roche, Rodeo Therapeutics, Schering Plough, Scioderm, Searle, Serenex, Shire, Takeda, Trubion Pharmaceuticals, Verona Pharma, Vitaeris, VLST, and ZymoGenetics. ALSP’s team members have forged long working relationships together and their mutual respect, cohesiveness, and diversity is vital to ALSP’s performance.

For more than 18 years, the ALSP team has established unique global opportunity sourcing and company-building capabilities in select U.S. and, more recently, in select Trans-Pacific geographies that are rich in intellectual capital. The ALSP team has garnered extensive industry relationships, is involved in multiple research and development review panels at various academic research institutions and has tracked thousands of potential investment opportunities across multiple geographies, covering a broad range of innovative technology platforms, assets, and development programs.

Competitive Advantages

The competitive strengths that we believe will contribute to our ability to execute a successful transaction include the following:

Extensive Experience: We have assembled a leadership team with a broad range of scientific, investment, operational, and management expertise within the life sciences industry that we will leverage to source, evaluate and structure transactions to drive shareholder value.

Key Industry Relationships: We believe the global experience and extensive relationships of our management team combined with our highly engaged board of directors and senior advisors will provide us with proprietary access to business opportunities. Our leadership team has a broad network in the life sciences industry including relationships with private equity and venture capital firms as well as academic and research institutes. We intend to leverage these relationships to identify differentiated opportunities that best align with our skillset and value creation strategy. We believe our experience and relationships will position us to be viewed favorably as a potential long-term partner.

Deep Scientific Insights and Expertise: In addition to the expertise of our management team, board and advisors, we also have access to our sponsor’s internal Science & Development Team, that will further enable us to analyze, contextualize, and extract critical scientific insights from past opportunities reviewed across many therapeutic areas. These proprietary insights will help inform our target identification and due diligence process. In addition, we will have proprietary access to our sponsor’s network of Clinical & Scientific Advisory Board members and operating partners.

Execution and Structuring Capabilities: Given our team’s extensive experience investing in and operating companies in the life science industry, we believe that we will be able to identify, structure and complete a business combination that will present an attractive risk/reward profile based on their valuation and structural characteristics.

Industry Opportunity

Aging demographics, rapidly advancing technologies, and an increase in global wealth and funding for research have made healthcare the largest and fastest growing sector of the world economy. Over the past decade, through a unique network of strategic investors, leading academic institutions, scientific experts, and entrepreneurial executives, ALSP has capitalized on these trends by identifying innovative, emerging biotechnologies, and successfully building those opportunities into new companies capable of advancing technology and product development. ALSP has focused on geographic areas in North America that have traditionally been rich in intellectual capital and innovation but have been relatively underserved by the investment community. By focusing on identifying and investing in innovation found within these geographies, which include Seattle, New York City, and San Diego, ALSP has created significant strategic and economic value for its stakeholders.

More recently, ALSP’s geographic network has expanded beyond North America to include opportunities in the Trans-Pacific region. Within the Trans-Pacific region, ALSP has focused its efforts on Singapore, a country that we believe has great long-term potential as a major global hub for innovation and entrepreneurship. Investment monitor fDi Intelligence recently ranked Singapore as the number one location for biotech economic potential and performance, ranking it ahead of more traditional biotech centers such as San Francisco, Boston, Shanghai, Dublin, and London. According to data from greenfield investment monitor fDi Markets, Singapore attracted nearly 2,000 foreign direct investment jobs in the biotechnology sector between December 2013 and November 2018, the highest number of all locations studied, which fDi attributed to the country’s lack of corruption, its willingness to protect intellectual property, and its central geographic position within Southeast Asia.

Singapore has a large, open economy and has grown to become one of the most prosperous countries in the world. Singapore generates an impressive per capita gross domestic product (GDP) that exceeds many developed countries. According to the World Bank, in 2020, Singapore’s per capita GDP exceeded that of Australia, Canada, Germany, France, and Japan. Over the past 20 years, Singapore has invested heavily in its own infrastructure across a range of industries, including the life sciences industry. Singapore established two state-of-the-art biomedical research parks in 2003, Biopolis and Tuas Biomedical Park, to demonstrate its long-term commitment to the sector. Biopolis, is a biomedical research campus that was designed to foster cross-disciplinary collaboration between research institutions, global and local biotechnology companies, and government entities. According to a special report from BtoBio Innovation, Biopolis today houses more than 50 companies and 5,600 employees across its campus. Tuas Biomedical Park is a world-class biomedical manufacturing cluster capable of housing process development and manufacturing operations for major biopharmaceutical and medical device companies. Through a combination of tax breaks and direct grants offered for research and manufacturing, Tuas Biomedical Park has attracted companies including AbbVie, Amgen, Ciba Vision, GlaxoSmithKline Biologicals, Merck Sharp & Dohme, Novartis, Pfizer, Roche, Sanofi, and Wyeth Nutritionals.

Biomedical manufacturing has become a key pillar to Singapore’s overall manufacturing sector, and today, according to the Singapore government’s Economic Development Board, there are more than 50 biomedical manufacturing plants that generate a combined output of more than $30 billion. Further building on its status as a biomedical manufacturing powerhouse, Singapore has also achieved much success in attracting and retaining scientific research and development talent over the last 20 years. As noted in a February 2021 policy briefing entitled “Singapore’s Biomedical Cluster” by the University of Cambridge and Cambridge Industrial Innovation Policy, in 2018, Singapore reported having five times more researchers per capita than the U.S. The briefing goes on to note that the accelerated growth of biomedical manufacturing and research & development in Singapore has created a rich and diverse talent pool, further boosting Singapore’s biotechnology industry. As part of Singapore’s Research Innovation Enterprise 2020 Plan, the country has committed to invest $19 billion SGD (approximately $14 billion USD) for research & development, with approximately 20% ear-marked for health and biomedical sciences. In addition, Singapore’s Ministry of Trade and Industry has established several key institutions to support new life sciences research and businesses, including the Singapore Economic Development Board, the Agency for Science, Technology and Research, and Bio*One Capital, among others.

As investments in life sciences R&D have increased, so too have investments in emerging life science companies connected to Singapore. Biotechnology companies with significant operations in Singapore have recently secured large funding commitments from blue chip investors that rival those of U.S. based companies, and those same companies have attracted research, operations, and financial talent from around the world. These companies, which include Engine Biosciences, Esco Lifesciences, Hummingbird Biosciences, MiRXES, among others, are using these capital infusions to fund clinical development and commercialization as well as to support strategic transactions and corporate growth. According to Marshall Cavendish Business Information’s “Singapore PharmBio Guide,” as of 2019, there were more than 350 biotechnology and medical technology companies in Singapore, an annual increase of more than 110% from the 79 companies that were identified two years prior in 2017.

In 2020, ALSP began the process of establishing relationships in Singapore and since then, it has been actively sourcing, identifying, and evaluating the unique opportunities that originate from the country’s life sciences ecosystem. In 2021, ALSP established an operating presence in Singapore to capitalize on the country’s investments in infrastructure, scientific talent, and R&D. We intend to leverage ALSP’s experience and relationships in Singapore to source and evaluate potential transaction opportunities.

Acquisition Strategy

We have conviction that our management team is highly advantaged to identify unique acquisition opportunities in the biopharma sector with a Trans-Pacific focus. We will leverage our network of relationships and access to our proprietary deal flow from top-tier venture capital and growth equity firms to source high-quality investment opportunities. We believe our operating and investing experience, deep network and successful track record will make us an ideal partner. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important when evaluating prospective target businesses.

•

Industry – Life science companies in North America and Singapore with a particular emphasis on companies developing assets and next-generation platform technologies with broad applicability. Sectors of particular interest include, but are not limited to, oncology, neuroscience, artificial intelligence and machine learning. In the oncology sector, we believe that substantial, multi-billion-dollar market opportunities exist for novel approaches to treating cancer (e.g., approaches that incorporate targeted therapies, immuno-oncology, engineered cell therapy, and antibodies). In the neuroscience sector, while we acknowledge the challenges that continue to exist in successfully developing new treatments, we believe that there are growing opportunities to develop preventative and/or disease-modifying approaches for neurodegenerative diseases. And finally, as it relates to the artificial intelligence and machine learning technology sectors, we note that the intersection of technology and healthcare is poised to deliver improved outcomes, lowered costs, and increased access to care, which will create unique investment opportunities for us in the areas of computational medicine, precision medicine, and genetic medicine;

•

Scientific Rationale – Companies with a high relative probability of clinical and regulatory success that can provide attractive risk-adjusted returns for our shareholders. This can include therapeutics with an identifiable biomarker or other leading-edge method that increases the probability of development and commercial success for the company’s therapeutic products or platforms;

•

Market Potential – Opportunities with the potential to transform or significantly enhance patient outcomes or address unmet medical needs, especially in areas with significant growth opportunities. Ideally, target businesses will own assets or technologies that are first-in-class or best-in-class, will have the capacity to expand through strategic acquisitions, and have the potential to achieve and maintain long-term competitive advantage; and

•

Public Company Readiness – Companies that will benefit from access to public capital markets and that we believe will be well received by public investors. Existing management teams with strong corporate governance and reporting practices that have the requisite expertise to develop life science assets and manage a publicly listed company.

Notwithstanding, these criteria and guidelines are not intended to be exhaustive or absolute and we may ultimately decide to enter into an initial business combination with a target that does not meet some or all of these criteria and guidelines.

Initial Business Combination

Nasdaq rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that may encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets (as permitted), discussion with customers and suppliers, commissioning of expert reports (as needed), legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our officers, directors or advisors. In the event we seek to complete our initial business combination with a company that is affiliated with our officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method to be a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to an underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and can aid in attracting talented employees.

While we believe that our structure and the backgrounds of the members of our management team make us an attractive business partner, some potential target businesses may view our status as a blank check company, including our lack of an operating history and our need to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Financial Position

As of December 31, 2021, we had approximately $169,912,500, net of deferred underwriting costs, held in the trust account and available for a business combination (assuming no redemptions). After consideration of $6,037,500 of deferred underwriting fees payable upon consummation of a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its consolidated balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds from our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors in us to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or to take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in us to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. We also may engage professional firms or other individuals that specialize in business acquisition, including one or more of the underwriters of our initial public offering, or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters of our initial public offering may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or a limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our initial public offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 6,468,750, or 37.5% (assuming all issued and outstanding shares are voted), or 1,121,250, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 17,250,000 public shares sold in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At

Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of our initial public offering (or until the expiration of any Extension Period).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we only have 15 months from the closing of our initial public offering (or until the expiration of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination prior within that time period, then we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, then we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining in working capital held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds from our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Neither Stifel, Nicolaus & Company, Incorporated nor Nomura Securities International, Inc. will execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.1 million of proceeds held outside of the trust account (as of December 31, 2021), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or before the expiration of any Extension Period), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of our initial public offering (or before the expiration of any Extension Period), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2815 Eastlake Avenue East, Suite 300, Seattle, WA 98102. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have five executive officers: Thong Q. Le, Ian A.W. Howes, Kendall M. Mohler, Ph.D., Andras T. Forgacs and Kevin T. Chow, Ph.D. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of our business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, generally accepted accounting principles in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1.A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•	Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

•

We may not be able to consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an initial business combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

If a shareholder vote is not required, we may conduct redemptions via a tender offer. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve the business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares. Our initial shareholders also may from time to time purchase public shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 6,468,750, or 37.5% (assuming all outstanding shares are voted), of the

17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of their shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our sponsor, officers or directors) the right to have their ordinary shares redeemed for cash (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have their ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have their ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders or warrant holders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing documents in a manner that will make it easier for us to complete our initial business combination but that our shareholders or warrant holders may not support.

In order to effectuate, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or a unanimous written resolution of all of the holders of ordinary shares), except the amendment of provisions related to the appointment or removal of our directors, which requires a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, in particular, the Securities and Exchange Commission, or the SEC. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching acquisitions that are not consummated.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

We may seek investment opportunities outside our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with an initial business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our Company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Our search for , and any target business with which we ultimately consummate , may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could materially and adversely affect the economies and financial markets worldwide, and the operations and financial position of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate , or the operations of a target business with which we ultimately consummate, may be materially adversely affected. In addition, our ability to consummate an initial business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect global economic, political and market conditions and our ability to attract target businesses with which to consummate our initial business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, and could cause the market value of our securities to decline. These market and economic disruptions could also negatively impact our ability to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

The requirement that we complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or equity-linked securities in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling shareholder, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are currently tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison of Our initial public offering to Those of Blank Check Companies Subject to Rule 419.”

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 15 months (plus any Extension Period), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until our business combination is consummated. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.20 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or any of their affiliates or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. The private placement units would be identical to the public units except as otherwise described in this Annual Report on Form 10-K. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our management team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. And, regardless of how comprehensive our diligence may be, factors outside of the target business and outside of our control may arise later. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target or may not allow us to consummate the most desirable business combination or optimize our capital structure.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such.

Nasdaq rules and our amended and restated memorandum and articles of association require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account, which may be less than $10.20 per share.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our initial business combination and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our initial business combination is increased. If we do not consummate our initial business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide public shareholders the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 15 months from the closing of our initial public offering (or during any Extension Period), subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete . If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including life sciences investment funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our rights, and the future dilution they represent (entitling the holders to receive ordinary shares on consummation of our initial business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders (and/or their designees) collectively own approximately 20% of our issued and outstanding ordinary shares, not including the shares underlying the private placement units. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Risks Relating to our Management Team

Past performance by ALSP, including our management team, may not be indicative of future performance of an investment in us or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, ALSP is presented for informational purposes only. Any past experience and performance of ALSP or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of ALSP or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in ALSP. None of our sponsor, officers, directors or ALSP has had experience with a blank check company or special purpose acquisition company in the past.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to identify and pursue business combination opportunities or to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including private funds under the management of ALSP and their respective portfolio companies, pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. In addition, existing and future funds managed by ALSP and their respective portfolio companies may compete with us for business combination opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirements in Nasdaq rules and our amended and restated memorandum and articles of association that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders, which would be the case if the trading price of our ordinary shares after giving effect to such business combination was less than the per-share trust liquidation value that our shareholders would have received if we had dissolved without consummating our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, certain of the ALSP funds are focused on investments in the life sciences industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the ALSP funds. In addition, our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an initial business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 22, 2021, our sponsor subscribed to purchase 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our purchased an aggregate of 915,000 private placement units, that will also be worthless if we do not complete an initial business combination. Our sponsor and our directors and executive officers have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in “Proposed Business — Effecting our initial business combination — Evaluation of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or accounting firm regarding the fairness to our Company from a financial point of view of with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Certain shares beneficially owned by our initial shareholders will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our initial shareholders have agreed to (i) waive their redemption rights with respect to their founder shares and (ii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period). Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. However, if our initial shareholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period). Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing . Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Risks Relating to Our Securities

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively affected by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors below.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties under Cayman Islands law to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine and imprisonment for five years in the Cayman Islands.

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders). This amount will include the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, but will exclude any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the sponsor will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination, or an amendment to our amended and restated memorandum and articles of association to effect the substance or timing of their redemption obligation if we fail to timely complete our initial business combination, to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination or amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem all public shares if we cannot complete an initial business combination or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated memorandum and articles of association, we are required to provide at least 5 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish, even while other shareholders that did not seek redemption may be able to sell their securities.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers, advisors, or their affiliates purchase public shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with Redemption Rights or a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem all public shares if we cannot complete an initial business combination within 15 months of the closing of our initial public offering (or during any Extension Period) or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (x) we issue additional shares of Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume weighted average trading price of our shares of Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait up to 18 months or longer before redemption from our trust account.

If we are unable to consummate our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), we will, as promptly as reasonably possible but not more than ten business days thereafter (subject to our amended and restated memorandum and articles of association and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may not hold an annual meeting of shareholders until after the completion of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into in connection with our initial public offering, our sponsor (and/or our sponsor’s designees) and their permitted transferees can demand that we register the founder shares, the private placement units, the underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholder of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected to occur when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we have not selected a particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have a stated focus on certain target businesses in the United States and Singapore as indicated elsewhere in this Annual Report on Form 10-K, we may pursue acquisition opportunities in any geographic region. While we may pursue an acquisition opportunity in any business industry or sector, we intend to initially focus on those industries or sectors that complement our management team’s background. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding any taxes payable) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and thus leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. In addition, investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may issue additional shares of our Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 shares of our Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are currently 81,835,000 and 5,687,500 authorized but unissued shares of our Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional shares of our Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities — Warrants — Public Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of our Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of shares of our Class A ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or our warrants.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place concurrently with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our initial business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report on Form 10-K entitled “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report on Form 10-K entitled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Annual Report on Form 10-K entitled “Proposed Business — Sources of Target Businesses” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation or accounting firm regarding the fairness to our Company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. If we incur any indebtedness without a waiver from the lender of any right, title, interest or claim of any kind in or to any monies held in the trust account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, together with the funds received from the sale of the private placement units (excluding $1,500,000 of net proceeds not held in the trust account), will provide us with approximately $169,912,500 that we may use to complete our initial business combination after paying the deferred underwriter commissions.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset, or dependent upon the development or market acceptance of a single or limited number of products or services. This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their prorate share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholder may be less than $10.20 per public share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founders will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement entered into between us and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties under Cayman Islands law may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire, and holders will not receive any of such proceeds with respect to the warrants. The foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as each of their warrants would entitle the holder to receive or purchase additional ordinary shares, resulting in an increase in their overall economic stake in us. If an initial business combination is not approved, the warrants will expire and will be worthless.

If you exercise your public warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption under certain circumstances, holders may exercise warrants on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A ordinary shares. The holder would have received 875 shares of our Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of shares of our Class A ordinary shares upon a cashless exercise of the warrants they hold.

An investor will only be able to exercise a warrant for cash if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash, and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption when the price per Class A ordinary share equals or exceeds $18.00 after the criteria for such redemption as described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holders that wishes to exercise their warrant (including any warrants held by our sponsor and/or its permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

The warrants may become exercisable and redeemable for a security other than the shares of our Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants.

Our warrants are be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the warrant holders.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities). Please see “Description of Securities — Warrants — Redemption of Public Shareholders’ Warrants.” We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the Market Value of your warrants.

Because each unit contains one half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of shares of Class A ordinary shares to be issued to the holder. This is different from other offerings similar to ours whose units include one common share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction or our costs to identify and consummate a transaction and to operate the target business. If the net proceeds of our initial public offering prove to be insufficient for one or more reasons including the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment may make it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.20 per share or even less (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We sold units in our initial public offering at an offering price of $10.00 per unit and the amount in our trust account is initially anticipated to be $10.20 per public share, implying an initial value of $10.20 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $.006 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $169,912,500, which is the amount we would have for our initial business combination in the trust account after payment of $6,037,500 of deferred underwriting commissions, assuming the underwriters’ over-allotment option is not exercised, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our ordinary shares would have an implied value of $7.56 per share upon consummation of our initial business combination, which would be a 25.9% decrease as compared to the initial implied value per public share of $10.20 (the price per unit in our initial public offering, assuming no value to the public warrants).

Public shares	17,250,000
Founder shares	4,312,500
Shares underlying private placement units	915,000
Total shares	22,477,500
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$169,912,500
Initial implied value per public share	$10.20
Implied value per share upon consummation of initial business combination	$7.56

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.20 per share.

Our sponsor has invested in us an aggregate of $9,175,000, comprised of the $25,000 purchase price for the founder shares and the $9,150,000 purchase price for the private placement units. Assuming a trading price of $8.00 per share upon consummation of our initial business combination, the 4,312,500 founder shares would have an aggregate implied value of $34,500,000. Even if the trading price of our ordinary shares was as low as $2.13 per share, not taking into account the private placement units, the value of the founder shares would be equal to the sponsor’s initial investment. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. Accordingly, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our initial business combination, Nasdaq may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a reduced liquidity with respect to our securities;

•

a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•	a limited amount of news and analyst coverage for our Company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, as issued by the International Accounting Standards Board or the IASB, depending on the circumstances. Historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include substantially the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses with which we consummate our initial business combination, because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules, and hence we may be unable to complete our initial business combination within the prescribed time frame.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business outside of the United States

We may effect our initial business combination with a company located outside of the United States.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency redemption or corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	currency fluctuations and exchange controls;

•	rates of inflation or deflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, pandemics and wars; and

•	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments may occur in a country in which we may operate after we effect our initial business combination.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere.

Foreign law could govern our material agreements. The target business may not be able to enforce any of its material agreements and remedies may not be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in certain foreign countries may be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Any such jurisdictions may not favor outsiders or could be corrupt. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

General Risk Factors

We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a passive foreign investment company (a “PFIC”) for any taxable year (or portion thereof) during which a U.S. Holder (as defined below) holds our Class A ordinary shares or redeemable warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and additional reporting requirements. We believe that it is likely we will be treated as a PFIC prior to our initial business combination, subject to the possible application of a start-up exception. The application of the start-up exception is uncertain, and there can be no assurance that we will qualify for the start-up exception. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our PFIC status for our current taxable year or any subsequent taxable year, and our U.S. counsel expresses no opinion as to our PFIC status for any taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide U.S. Holders such information as the U.S. Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable U.S. Holders to make and maintain a qualified electing fund (“QEF”) election, but there can be no assurance that we will timely provide such required information. Further, the application of the PFIC rules to warrants is unclear. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to their particular circumstances. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see “Income Tax Considerations—United States Federal Income Taxation—U.S. Holders—Passive Foreign Investment Company Rules.”

As used herein, the term “U.S. Holder” means a beneficial owner of our units, ordinary shares or warrants who or that is, for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons (as defined in the Code) have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a United States person

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Moreover, the reincorporation may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may also be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if either our non-convertible debt issued within a three-year period exceeds $1 billion, or our revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we (i) are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may face risks related to businesses in the life sciences industries.

Business combinations with businesses in the life sciences industries entail special considerations and risks. If we are successful in completing an initial business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•

the severity, extent and duration of the global COVID-19 pandemic and its impact on the life sciences industry, the actions taken to contain the spread of the disease or treat its impact, the effect of remote working arrangements and the speed and extent of the recovery across the broader travel ecosystem;

•	adverse changes in general market conditions for research and development of novel biotechnologies or other life science products;

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change and growth;

•	an inability to license or enforce intellectual property rights on which a target business may depend; and

•	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following our initial business combination. However, our efforts in identifying prospective target businesses will not be limited to the life sciences industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business we acquire, which may or may not be different than those risks listed above.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 2815 Eastlake Avenue East, Suite 300, Seattle, WA 98102. An affiliate of our sponsor provides us use of such office space and administrative and support services for $20,000 per month. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began trading on the Nasdaq on November 18, 2021. Each unit consists of one Class A ordinary share and one half of one redeemable warrant to purchase one Class A ordinary share. On January 6, 2022, we announced that holders of the Units could elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on January 10, 2022. Any units not separated continue to trade on the Nasdaq under the symbol “ALORU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq under the symbols “ALOR” and “ALORW,” respectively.

(b) Holders

As of March 28, 2022, there was 1 holder of record of our Class A ordinary shares, 2 holders of record of our units and 1 holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time, and we will only pay any such dividends out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On November 23, 2021, we consummated our initial public offering of 17,250,000 Units, inclusive of 2,250,000 Units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $172,500,000. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share, subject to adjustment. Stifel, Nicolaus & Company, Incorporated and Nomura Securities International, Inc. acted as joint book-running managers. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260709). The registration statement became effective on November 18, 2021.

Simultaneously with the consummation of our initial public offering, and the exercise of the over-allotment option in full, we consummated a private placement of 915,000 private placement units to our sponsor at a price of $10.00 per private placement unit, generating total proceeds of $9,150,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement units are identical to the public units except that (a) private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (b) the holders thereof will be entitled to registration rights.

Of the gross proceeds received from our initial public offering and the full exercise of the option to purchase additional Units, $175,950,000 was placed in the trust account.

We paid a total of $3,450,000 in underwriting discounts and commissions and $524,793 for other costs and expenses related to our initial public offering. In addition, the underwriters agreed to defer $6,037,500 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our initial public offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6. Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ALSP Orchid Acquisition Corporation I” “our,” “us” or “we” refer to ALSP Orchid Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

ALSP Orchid Acquisition Corporation I is a blank check company incorporated on August 31, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. The Company has generated no operating revenues to date and does not expect to generate operating revenues until we consummate our initial business combination. The Company’s sponsor is ALSP Orchid Sponsor LLC, a Delaware limited liability company, which is owned and controlled by Accelerator Life Sciences Partners II, LP an affiliate of our sponsor.

The registration statement for the Company’s initial public offering was declared effective by the United States Securities and Exchange Commission on November 18, 2021. On November 23, 2021, the Company consummated its initial public offering of 17,250,000 units at $10.00 per unit, generating gross proceeds of approximately $172.5 million, and incurring offering costs of approximately $10.0 million, inclusive of approximately $6.0 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share and one half warrant to purchase one Class A ordinary share at an exercise price of $11.50.

Simultaneously with the closing of our initial public offering, the Company consummated the private placement of 915,000 private placement units at a price of $10.00 per private placement unit to the sponsor, generating gross proceeds of approximately $9.2 million. Each private placement unit is identical to the Units sold in our initial public offering, subject to certain limited exceptions.

Upon the closing of our initial public offering and private placement, approximately $176 million of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in a trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”), until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination.

If the Company is unable to complete an initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), under certain circumstances, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months (or during any Extension Period) from the close of our initial public offering.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.3 million in working capital, including approximately $1.1 million in its operating bank account

For the period from August 31, 2021 (inception) through December 31, 2021, net cash used in operating activities was $397,674, which was due to changes in working capital of $247,366, our net loss of $144,643, and interest income on investments held in the trust account of $5,665.

For the period from August 31, 2021 (inception) through December 31, 2021, net cash used in investing activities of $176,219,076 was the result of the amount of net proceeds of $175,950,000 from our Public Offering being deposited to the trust account and the prepayment of the non-current portion of our Director’s & Officer’s insurance.

For the period from August 31, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $177,700,207 was comprised of $169,050,000 in proceeds from the issuance of units in our Public Offering net of underwriter’s discount paid and $9,150,000 in proceeds from the issuance of our private placement units, and $25,000 in proceeds from the issuance of Class B ordinary shares to our Sponsor, offset in part by the payment of $524,793 for offering costs associated with the Public Offering, including repayment of $228,000 advanced from an affiliate of our Sponsor.

Our liquidity needs up to December 31, 2021, had been satisfied through a contribution of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the private placement not held in the trust account. The Company fully repaid the advance to the related party on January 27, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, there are no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective candidates for our initial business combination, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All activity up to December 31, 2021, was in preparation for our formation, our initial public offering and, since the closing of our initial public offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the period from August 31, 2021 (inception) through December 31, 2021, we had a net loss of $144,643 which consisted of $110,308 in general and administrative expenses, $40,000 of related party administrative fees, partially offset by $5,665 of income from our investments held in the trust account.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, the Company evaluates our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. The Company bases its estimates on historical experience, known trends and events and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as our critical accounting policies:

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the trust account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in gain on marketable securities, dividends and interest held in trust account in the statement of operations. The estimated fair values of investments held in trust account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in our initial public offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2021, 17,250,000 Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260 (“ASC 260”), “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in our initial public offering and private placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

In order to determine the net income (loss) attributable to both the redeemable Class A shares and the non-redeemable Class A and Class B shares (“Non-redeemable shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.20 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable shares for the period from August 31, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants issued in our initial public offering and Private Placement are equity classified.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our audited financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Shares and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain registration rights which provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, as described in Note 4, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying the private placement warrants, 30 days after the completion of an initial business combination.

The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to our initial public offering to purchase up to 2,250,000 additional units to cover over-allotments, if any, at $10.00 per unit, less underwriting discounts and commissions. The underwriters exercised this option in full on November 23, 2021.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of our initial public offering, or $3,450,000. Additionally, the underwriters will be entitled to a deferred underwriting commission of 3.5% or $6,037,500 of the gross proceeds of our initial public offering held in the Trust Account solely upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. The Company will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. The Company is electing to delay the adoption of new or revised accounting standards, and as a result, the Company may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8 Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (as defined under Section 13 of the Exchange Act)), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’ assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our officers, directors and advisors are as follows:

Name	Age	Title
Thong Q. Le	46	Chief Executive Officer, President and Director
Ian A.W. Howes	63	Chief Financial Officer and Director
Kendall M. Mohler, Ph.D.	66	Chief Development Officer
Andras T. Forgacs	45	Chief Operating Officer
Kevin T. Chow, Ph.D.	51	Chief Business Officer
Bruce L.A. Carter, Ph.D.	78	Chairman of the Board of Directors
Mark W. Hahn	59	Director, Audit Committee Chair
Sundar R. Kodiyalam	59	Director
Stephanie C. Read	46	Director
Eugene W. Yeo, Ph.D.	45	Director
Randall C. Schatzman, Ph.D	67	Senior Advisor
Philip Yeo Liat Kok	75	Senior Advisor

Thong Q. Le

Mr. Le is a Director and our Chief Executive Officer. He has served as Senior Managing Director and CEO of Accelerator Life Science Partners since September 2013. Mr. Le has over 20 years of experience identifying, investing in, managing, and successfully exiting numerous seed and early-stage investments in the biotechnology sector. He served as CEO and director of numerous Accelerator Life Science Partners portfolio companies, including Petra Pharma (acquired by global pharmaceutical company), Rodeo Therapeutics (acquired by Amgen), and Lodo Therapeutics (acquired by Zymergen). Prior to joining Accelerator Life Science Partners, Mr. Le served as a Managing Director at WRF Capital, the venture capital investment arm of Washington Research Foundation where he played a significant role in the early sourcing, financing, and development of numerous life science companies, including Alder Biopharmaceuticals (acquired by H. Lundbeck A/S), Corus Pharma (acquired by Gilead Sciences), Halosource, Hyperion Therapeutics (acquired by Horizon Pharma plc), Lumera, Pathway Medical Technologies (acquired by MEDRAD), and VLST (asset acquisition by global pharmaceutical company). Prior to joining WRF Capital, Mr. Le was the founder, President and CEO of MiniMeals, Inc. and a consultant for Capital Management Consulting, Inc. Earlier, he was at Raymond James & Associates, Singer & Xenos Investment Management Company and Capital Management Group LLC, a private investment firm specializing in biomedical ventures. Mr. Le completed post-graduate studies at the Templeton College of Oxford University and received his A.B. cum laude in Government from Harvard University.

Ian A.W. Howes

Mr. Howes is a Director and our Chief Financial Officer. He has served as Managing Director and Chief Financial Officer of Accelerator Life Science Partners since October 2017. He has over 20 years of experience in senior financial roles developing early-stage life sciences companies. During his career, he has completed numerous rounds of private and public equity and debt transactions, including two initial public offerings. He also has successfully managed multiple M&A transactions for companies where he served as CFO, including the sale of Scioderm to Amicus Therapeutics in 2015 and the sale of Serenex to Pfizer in 2008. Prior to Accelerator Life Science Partners, Mr. Howes served as CFO of Heart Metabolics, a venture capital backed biopharmaceutical company developing drugs for cardiovascular diseases. Prior to that he served as CFO of Scioderm, a pediatric orphan disease company. Prior to that, Mr. Howes served as CFO for Akebia Therapeutics, a biotechnology company developing pharmaceutical drugs for anemia and ophthalmology. Before Akebia, Mr. Howes served as CFO and Senior VP of Corporate Development of Serenex, an integrated discovery and development-stage oncology company. Prior to Serenex, Mr. Howes served as CFO and VP Operations at Paradigm Genetics. Mr. Howes began his professional career with Coopers & Lybrand in London. He was certified as a Chartered Accountant in the U.K. and received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his B.S. in Accounting and Finance from the University of Warwick.

Kendall M. Mohler, Ph.D.

Dr. Mohler is our Chief Development Officer. He has served as Managing Director and Chief Development Officer of Accelerator Life Sciences Partners since October 2017. Previously, Dr. Mohler served as Senior Vice President of Research at Juno Therapeutics Inc. Before that, he served as Chief Scientific Officer of Juno Therapeutics Inc. and ZetaRx Biosciences, Inc., a predecessor company acquired by Juno Therapeutics. Before Juno Therapeutics, Dr. Mohler co-founded Trubion Pharmaceuticals Inc., a biopharmaceutical company focused on developing novel protein therapeutics to treat autoimmune and inflammatory diseases and cancer. At Trubion Pharmaceuticals, Dr. Mohler served as the Company’s Chief Scientific Officer and Senior Vice President. Prior to Trubion Pharmaceuticals, Dr. Mohler served as Vice President of Biological Sciences of Immunex, where he led research and development activities in the areas of transplantation, autoimmunity, and inflammation, and where he served as the scientific leader for the development of Enbrel (etanercept). Dr. Mohler received his Ph.D. in Immunology from the University of Texas Health Science Center and his B.S. from the University of Kansas.

Andras T. Forgacs

Mr. Forgacs is our Chief Operating Officer. He has served as an operating partner of Accelerator Life Science Partners since September 2021. From 2011 to 2021, Mr. Forgacs served as Co-founder, President and CEO of Modern Meadow, a privately held biotechnology company developing novel biomaterials that support sustainability while balancing performance, aesthetics, and accessibility. He is also a co-founder of Fork & Goode, a cellular agriculture company developing cultivated meat products (where he serves as board Chairman) and Organovo, a medical laboratory and research company that designs and develops functional, three-dimensional human tissue for medical research and therapeutic applications. Prior to Modern Meadow, Mr. Forgacs served as a Managing Director of Richmond Global Ventures, a venture capital fund investing in disruptive technologies globally to identify and nurture high-impact entrepreneurs. Prior to his time at Richmond Global Ventures, Mr. Forgacs worked as a management consultant for McKinsey & Company, where he advised numerous international pharmaceutical companies, academic medical centers and private equity groups on R&D strategy and various aspects of technology commercialization. Prior to McKinsey & Company, Mr. Forgacs worked as an investment banker, where he co-founded the CitiVision e-Commerce Group within Citigroup. Mr. Forgacs received his MBA from the Wharton School at the University of Pennsylvania and his A.B. cum laude in Government from Harvard University.

Kevin T. Chow, Ph.D.

Dr. Chow is our Chief Business Officer. He has served as an operating partner of Accelerator Life Sciences Partners since September 2020 and concurrently serves as President of Incisive Genetics. Dr. Chow was most recently Co-founder, President and CEO of Vitaeris, a privately held biotechnology company conducting a multinational Phase 3 study in kidney transplant rejection (acquired by CSL Behring). Prior to co-founding Vitaeris in early 2016, Dr. Chow served as Head of Business Development at Alder Biopharmaceuticals, where he led partnering efforts for Alder’s monoclonal antibody pipeline. Previously, Dr. Chow led pulmonary in-licensing at Gilead Sciences and helped manage the integration of Corus Pharma after its acquisition by Gilead in 2006. Prior to Gilead, Dr. Chow served as Director of Business Development for Corus Pharma, a specialty pharmaceutical company focused on cystic fibrosis and asthma drug development. From 2000-2003 Dr. Chow served in various business development roles with Diversa. Dr. Chow received his B.Sc., M.Sc., and Ph.D. in Microbiology and Immunology from the University of British Columbia.

Bruce L.A. Carter, Ph.D.

Dr. Carter has served as the Chairman of our board of directors and as Chairman of our Compensation Committee since November 2021. He has been a senior advisor to Accelerator Life Sciences Partners since October 2016. Prior to his role at Accelerator Life Science Partners, Dr. Carter was the Chairman of the Board and former Chief Executive Officer of ZymoGenetics Inc., USA. He has also served as the Corporate Executive Vice President and Chief Scientific Officer for Novo Nordisk A/S, the former parent company of ZymoGenetics. From 1982 to 1986, Dr. Carter held various positions of increasing responsibility at G.D. Searle & Co., Limited, including Head of Molecular Genetics. He was a lecturer at Trinity College, University of Dublin, from 1975 to 1982. Dr. Carter holds directorship in Enanta Pharmaceutical, Mirati Therapeutics, Accelerator IV-Seattle Corporation, TB Alliance, Aurigene Discovery Technologies Limited (India), and Dr. Reddy’s Laboratories (U.S.). Dr. Carter received his B.S. with Honors in Botany from the University of Nottingham, England and his Ph.D. in Microbiology from Queen Elizabeth College, London University, UK.

Mark W. Hahn

Mr. Hahn has served as a member of our board of directors and as Chairman of our Audit Committee since November 2021. Mr. Hahn is a seasoned pharmaceutical executive who currently serves as Chief Financial Officer of Verona Pharma plc since March 1, 2020. Prior to Verona Pharma, Mr. Hahn served as CFO of Dova Pharmaceuticals from January 2018 until the acquisition by Sobi in November 2019 where he led over $100 million in equity and debt financings and was instrumental in the launch of Dova’s first commercial product. Mr. Hahn previously served as the CFO of Cempra from 2010 until it was acquired by Melinta Therapeutics in November 2017. While at Cempra, Mr. Hahn spearheaded all financing activities including the company’s IPO and follow-on offerings raising over $500 million. Prior to joining Cempra, from 2008 to 2009, Mr. Hahn was the CFO for Athenix, a rapidly growing agricultural biotech company prior to its merger with Bayer CropScience. Before taking on operating roles, Mr. Hahn spent twelve years at Ernst & Young where he assisted many software, manufacturing, and consumer product companies. Mr. Hahn received his B.B.A. degree in Accounting and Finance from the University of Wisconsin-Milwaukee and is a Certified Public Accountant in Maryland and North Carolina.

Sundar R. Kodiyalam

Mr. Kodiyalam has served as a member of our board of directors since November 2021 and has served as a senior advisor to Accelerator Life Sciences Partners since November 2016. Prior to his role at Accelerator Life Science Partners, Mr. Kodiyalam co-founded Vatera Healthcare Partners, a family office venture capital firm focused on healthcare, where he served as its Managing Director for more than 10 years. Prior to his role at Vatera Healthcare Partners, Mr. Kodiyalam served as Senior Vice President of Commercial Development & New Business Ventures at Kos Pharmaceuticals, Inc., which was later acquired by Abbott Laboratories, now Abbvie Pharmaceuticals (NYSE: ABBV). Prior to his role at Kos Pharmaceuticals, Mr. Kodiyalam served as Vice President of Commercial Development at Ortec International, Director of Business Development & Licensing at Schering-Plough Corporation, and in various domestic and international marketing roles at Novartis Pharmaceuticals Corporation. Mr. Kodiyalam received his B. Pharm in Pharmacy from Madras University (India) and his M.S. in Pharmaceutical Administration from Ohio State University.

Stephanie C. Read

Ms. Read has served as a member of our board of directors since November 2021 and currently serves as Global Vice President, Strategy and Business Development for CSL Limited, where she is responsible for biotechnology company and individual asset M&A, global and regional licensing deals, equity and direct investment opportunities, reporting directly to the CSL executive team. Prior to joining CSL in 2015, Ms. Read served as Executive Director, Corporate Strategy and Ventures at AstraZeneca/MedImmune, where she was responsible for evaluation and execution of AstraZeneca’s first large Limited Partner investments into Corporate Venture funds in the US, UK and EU. Earlier in her career, she held a variety of leadership roles spanning clinical drug development, product strategy and commercial leadership roles with Shire Pharmaceuticals (now Takeda), YMBiosciences (now Gilead Sciences), and MedImmune (now AstraZeneca). She is a named inventor of MYDAYIS and has been involved in ADDERALL XR’s life-cycle management. She is a founding member of the DC/Maryland chapter of Chief, a VC-backed private network supporting women executives in c-suite and board of director roles for private and public companies. Ms. Read received her M.Sc. in Biotechnology from The Johns Hopkins University and her B.Sc. from Virginia Polytechnic Institute & State University.

Eugene W. Yeo, Ph.D., MBA

Dr. Yeo has served as a member of our board of directors since November 2021 and has served as a senior advisor and clinical and scientific advisor for Accelerator Life Sciences Partners since September 2020. Dr. Yeo is currently a Professor of Cellular and Molecular Medicine at the University of California San Diego (UCSD), a founding member of the Institute for Genomic Medicine, and member of the UCSD Stem Cell Program and Moores Cancer Center. Dr. Yeo also serves as Co-Director of the Bioinformatics and Systems Biology Graduate Program at UCSD Center. Dr. Yeo is a computational and experimental scientist who has contributed to RNA biology and therapeutics. His primary research interest is in understanding the importance of RNA processing and the roles that RNA binding proteins (RBPs) play in development and disease. Dr. Yeo has authored more than 200 peer-reviewed publications including invited book chapters and review articles in the areas of neurodegeneration, RNA processing, computational biology, and stem cell models; and served as Editor on two books on the biology of RNA binding proteins. Dr. Yeo is also a co-founder of several prominent biotech companies, including Locanabio, Eclipse Bioinnovations, Proteona and Trotana, and he serves (or had served) on the scientific advisory boards of the Allen Institute of Immunology, Locanabio, Eclipse Bioinnovations, Proteona, Aquinnah, Cell Applications, LGC, Nooma, Trotana and Ribometrix. Dr. Yeo received his B.S. in Chemical Engineering and B.A. in Economics from the University of Illinois, Urbana-Champaign, his Ph.D. in Computational Neuroscience from Massachusetts Institute of Technology and his MBA from the UCSD Rady School of Management.

Senior Advisors

Randall C. Schatzman, Ph.D.

Dr. Schatzman is a senior advisor and currently serves as Chief Executive Officer and a director of Bolt Biotherapeutics, Inc. From 2004 to March 2018, Dr. Schatzman served as President, Chief Executive Officer and a member of the board of directors of Alder BioPharmaceuticals, Inc. From 1999 to 2004, Dr. Schatzman served as Senior Vice President of Discovery Research at Celltech R&D, Inc., a wholly-owned subsidiary of Celltech Group plc. From 1995 to 1999, Dr. Schatzman served as Director of Gene Discovery at Mercator Genetics Inc. From 1987 to 1995, Dr. Schatzman served as Section Leader at Roche Bioscience, previously Syntex Corp., a subsidiary of Roche Holdings Ltd. Dr. Schatzman holds a Ph.D. in Molecular Pharmacology from Emory University and a B.S. in Biochemistry from Purdue University.

Philip Yeo Liat Kok

Mr. Yeo is a senior advisor and currently serves as Chairman of the Board of Directors of Economic Development Innovations Singapore, Accuron Technologies Pte Limited, Advanced MedTech Holdings, and i-Globe Partners. Mr. Yeo served in the Singapore Administrative Service from 1970 to 1999. From 1970 to 1985, he served in various appointments in the Ministry of Defense (“MINDEF”), including Permanent Secretary for logistics, defense research & development and defense industries (1979 - 1985). Over the years, Mr. Yeo has served on a number of public, private, and academic sector boards. He was Chairman of SPRING (Standards, Productivity and Innovation for Growth), the Singapore Government’s enterprise development agency from 2007 to 2018 (in April 2018, SPRING Singapore merged with International Enterprise Singapore to form Enterprise Singapore). He was the former Chairman for the Agency for Science, Technology & Research (“A*STAR”) from 2001 to 2007 and Chairman of the Economic Development Board (“EDB”) from 1986 to 2001. He was also Senior Adviser for Science & Technology in the Ministry of Trade & Industry and Special Advisor for Economic Development in the Prime Minister’s Office from 2007 to 2008. Mr. Yeo is an independent Director of City Development Limited (Singapore), Kerry Logistics Network Limited (HongKong), Baiterek National Managing Holding JSC (Kazakhstan) and Sunway Berhad (Malaysia). Mr. Yeo obtained a B.A.Sc (Industrial Engineering) in 1970 from the University of Toronto, Canada, a M.S. (Systems Engineering) in 1974 from the then University of Singapore and a Master of Business Administration in 1976 from Harvard University under a Fulbright scholarship. He received honorary Ph.D.s from the University of Toronto, Karolinska Institutet, Imperial College London, National University of Singapore, and Monash University for his many years of work in economic and scientific development for Singapore. Mr. Yeo was conferred the Singapore Public Administration Medal (Silver) in 1974, the Public Administration Medal (Gold) in 1982, and the Meritorious Service Medal in 1991 and the Order of Nila Utama (First Class), Singapore’s most prestigious National Day Awards in 2006. In 1994, he was conferred by the Indonesian Government the Bintang Jana Tama (the First Class Order of Service Award) in recognition of his role in fostering good bilateral ties between Indonesia and Singapore. He was conferred the Order National du Merited (National Order of Merit) for his contribution and leadership in enhancing ties between Singapore and France in 1996. In 1998, he was honored by the Belgium Government with the Commander of the Belgium National Order of the Crown for his personal merits in promoting the cooperation between Belgian and Singapore industries and in 1998, the international Society of Design and Process Science honored Mr. Yeo with the K T Li Award of Taiwan for contributing significantly to economic and societal development.

Director Independence

Applicable rules of the Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We currently have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Bruce L.A. Carter, Sundar R. Kodiyalam, Mark W. Hahn, Stephanie C. Read and Eugene W. Yeo are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are permitted to attend, subject to the transition rules described above for newly listed companies present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members, divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Eugene W. Yeo and Stephanie C. Read, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mark W. Hahn and Sundar R. Kodiyalam will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Bruce L.A. Carter, Thong Q. Le and Ian A.W. Howes will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Mark W. Hahn, Stephanie C. Read and Sundar R. Kodiyalam will serve as members of our audit committee. Our board of directors has determined that each of Mark W. Hahn, Stephanie C. Read and Sundar R. Kodiyalam are independent. Mark W. Hahn serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Mark W. Hahn qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Bruce L.A. Carter, Sundar R. Kodiyalam, Mark W. Hahn, Stephanie C. Read and Eugene W. Yeo. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. They should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The board of directors will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Bruce L.A. Carter, Eugene W. Yeo and Mark W. Hahn, and Bruce L.A. Carter serves as chairman of the compensation committee.

Our board of directors has determined that each of Bruce L.A. Carter, Eugene W. Yeo and Mark W. Hahn are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	duty to not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted, in certain circumstances, in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an initial business combination opportunity to such entity. In addition, existing and future funds managed by ALSP and its portfolio companies may compete with us for business combination opportunities and if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of an initial business combination opportunity that is suitable for an entity to which they have then-current fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in their capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor and the members of our management team have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within the required timeframe.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Thong Q. Le	Accelerator Life Sciences Partners	Venture Capital	Senior Managing Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Executive Officer and Director
	Magnolia Neurosciences Corporation	Biotechnology	Chief Executive Officer and Director
	Proniras Corporation	Biotechnology	Chief Executive Officer and Director
	Acylin Therapeutics, Inc.	Biotechnology	Director
	Ravenna Pharmaceuticals, Inc.	Biotechnology	Director
	Oerth Bio LLC	Biotechnology	Director

Ian A.W. Howes	Accelerator Life Sciences Partners	Venture Capital	Managing Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Financial Officer and Director
	Magnolia Neurosciences Corporation	Biotechnology	Chief Financial Officer

Kendall M. Mohler, Ph.D.	Accelerator Life Sciences Partners	Venture Capital	Managing Director
	Neuvogen, Inc.	Biotechnology	Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Development Officer
	Magnolia Neurosciences Corporation	Biotechnology	Chief Development Officer

Kevin T. Chow, Ph.D.	Accelerator Life Sciences Partners	Venture Capital	Operating Partner
	Incisive Genetics Inc.	Biotechnology	President

Andras T. Forgacs	Modern Meadow, Inc.	Biotechnology	Director
	Fork & Goode, Inc.	Food Products	Director

Bruce L.A. Carter, Ph.D.	Dr. Reddy’s Laboratories Limited	Pharmaceuticals	Director
	Mirati Therapeutics Inc.	Pharmaceuticals	Director
	Enanta Pharmaceuticals, Inc.	Pharmaceuticals	Director
	Aurigene Discoveries Technologies Limited	Biotechnology	Director
	TB Alliance	Nonprofit	Director

Mark W. Hahn	Verona Pharma plc	Pharmaceuticals	Chief Financial Officer

Sundar R. Kodiyalam	Amplipharm LLC	Pharmaceuticals	Director
	TB Alliance	Nonprofit	Director

Eugene W. Yeo, M.B.A., Ph.D.	Locanabio, Inc.	Pharmaceuticals	Director
	Eclipse Bioinnovations, Inc.	Biotechnology	Director
	Trotana, Inc.	Biotechnology	Director

Stephanie C. Read	CSL Limited	Biotechnology	Global Vice President, Strategy and Business Development
	Highland Therapeutics Inc.	Biotechnology	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our directors or officers is required to commit their full time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our sponsor purchased founder shares prior to the date of our initial public offering and purchased private placement units in a transaction that closed substantially simultaneously with the closing of our initial public offering. Our sponsor and members of our management team have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless.

•

With certain limited exceptions, the founder shares are not transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; and (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Subject to certain limited exceptions, the private placement units, private placement shares and private placement warrants, and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Members of our management team, including our independent directors, indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor, directors or officers may have a conflict of interest with respect to evaluating an initial business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our directors or officers to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units at a price of 10.00 per private placement unit at the option of the lender. Such private placement units would be identical to the Units, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Our amended and restated memorandum and articles of association provide that, subject to their fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in their capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. Further, through the earlier of the consummation of our initial business combination or our liquidation, we will also reimburse an affiliate of our sponsor for accounting, bookkeeping, office space, IT support, professional, secretarial and administrative services provided to us in an amount fixed at $20,000 per month.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholder, directors and officers have agreed to vote any founder shares and public shares held by them in favor of our initial business combination.

Item 11.	Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on November 22, 2021 through the earlier of the consummation of our initial business combination and our liquidation, we accrue an obligation to an affiliate of our sponsor for office space, administrative and support services in the amount of $20,000 per month. Our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, directors, executive officers or us or any of our affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of December 31, 2021 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of our private placement units.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
	Beneficially Owned	Approximate Percentage of Class A Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)
ALSP Orchid Sponsor LLC (our sponsor)(3)	915,000	5.0%	4,312,500	19.2%
Thong Q. Le(3)	915,000	5.0%	4,312,500	19.2%
Ian A.W. Howes(3)	915,000	5.0%	4,312,500	19.2%
Kendall M. Mohler, Ph.D.(4)	—	—	—	—
Andras T. Forgacs(4)	—	—	—	—
Bruce L.A. Carter, Ph.D.(4)	—	—	—	—
Sundar R. Kodiyalam(4)	—	—	—	—
Eugene W. Yeo, Ph.D., MBA(4)	—	—	—	—
Stephanie C. Read(4)	—	—	—	—
Mark W. Hahn(4)	—	—	—	—
All officers and directors as a group (7 individuals)(3)	915,000	5.0%	4,312,500	19.2%
Five Percent Holders
Saba Capital Management, L.P.(5)	1,303,001	7.2%	—	—
Highbridge Capital Management, LLC(6)	1,189,198	6.5%	—	—
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (7)	1,000,000	5.5%	—	—
Beryl Capital Management LLC(8)	1,000,000	5.5%	—	—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 2815 Eastlake Avenue East, Suite 300, Seattle, WA 98102.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”

(3)

Consists solely of founder shares, classified as Class B ordinary shares and, with respect to the ordinary shares, 915,000 private placement shares. Our sponsor is the record holder of such shares. Messrs. Le and Howes are each a manager of ALSP Orchid Sponsor LLC, and as such, each has voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have beneficial ownership of the founder shares held directly by our sponsor. Messrs. Le and Howes each disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Does not include any shares indirectly owned by this individual as a result of his/her ownership interest in our sponsor.
(5)

According to a Schedule 13G filed on November 29, 2021, as amended February 14, 2022, Saba Capital Management, L.P. (“Saba”) acquired 1,303,001 Class A Ordinary Shares. The business address for Saba is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13G filed on December 3, 2021, as amended February 3, 2022, Highbridge Capital Management, LLC (“Highbridge”) acquired 1,189,198 Class A Ordinary Shares. The business address Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

According to a Schedule 13G filed on February 8, 2022, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) acquired 1,000,000 Class A Ordinary Shares. The business address for Calamos is 2020 Calamos Court, Naperville, IL 60503.

(8)

According to a Schedule 13G filed on February 14, 2022 by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP and David A. Witkin (collectively, “Beryl”) acquired 1,000,000 Class A Ordinary Shares. The business address for Beryl is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

Our initial shareholders beneficially own approximately 24.2% of the issued and outstanding ordinary shares and have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On September 22, 2021, our sponsor subscribed to purchase 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (not including the Class A ordinary shares underlying the private placement units described below). The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

The founder shares included an aggregate of up to 562,500 shares that were subject to forfeiture by our sponsor to the extent that the underwriter’s over-allotment option was not exercised in full or in part, so that the number of founder shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of our initial public offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our directors and officers and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the consummation of our initial public offering, and the exercise of the over-allotment option in full we consummated the sale of 915,000 private placement units at a purchase price of $10.00 per unit. Each private placement unit contains one Class A share and one half of one warrant exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the private placement units was added to the net proceeds from our initial public offering held in the trust account.

The private placement units (including the private placement warrants or private placement shares issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except, among other limited exceptions as described under “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Placement Units,” to our officers and directors and other persons or entities affiliated with our sponsor). Otherwise, the private placement units are identical to the units sold in our initial public offering except that the holders thereof will be entitled to registration rights.

If we fail to complete our initial business combination within 15 months from the closing of our initial public offering (or during any Extension Period), the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the private placement units will expire worthless.

Registration Rights

The holders of the (i) founder shares, (ii) private placement units, private placement shares and private placement warrants and the Class A ordinary shares underlying such private placement warrants and (iii) private placement units that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. Pursuant to the registration rights agreement and assuming $1,500,000 of working capital loans are converted into private placement units, we will be obligated to register up to 5,212,500 Class A ordinary shares and 412,500 private placement warrants. The number of Class A ordinary shares includes (i) 4,312,500 Class A ordinary shares to be issued upon conversion of the founder shares, (ii) 915,000 Class A ordinary shares underlying the private placement units purchased in connection with our initial public offering, (iii) 457,500 Class A ordinary shares underlying the private placement warrants underlying the private placement units purchased in connection with our initial public offering, (iv) 150,000 Class A ordinary shares underlying the private placement units to be issued upon conversion of working capital loans and (v) 75,000 Class A ordinary shares underlying the private placement warrants underlying the private placement units to be issued upon conversion of working capital loans. The holder of these securities, our sponsor, is entitled to make unlimited demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, as described elsewhere in this Annual Report on Form 10-K, and (ii) in the case of the private placement units and the respective Class A ordinary shares and private placement warrants underlying such units, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date of the closing of our initial public offering, the Company agreed to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of our initial business combination or the Company’s liquidation.

Related Party Notes and Advances

As of December 31, 2021, our sponsor paid for certain offering costs on behalf of the Company in connection with our initial public offering. These advances are non-interest bearing and due on demand.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period of the underlying warrants. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Bruce L.A. Carter, Sundar R. Kodiyalam, Mark W. Hahn, Stephanie C. Read and Eugene W. Yeo are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the period of August 31, 2021(inception) to December 31, 2021 include:

For the Year ended December 31, 2021
Audit Fees(1)	$42,000
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total	$42,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm (PCAOB Firm No. 248)

Balance Sheet as of December 31, 2021

Statement of Operations for the period from August 31, 2021 (inception) through December 31, 2021

Statement of Changes in Stockholders’ Deficit for the period from August 31, 2021 (inception) through December 31, 2021

Statement of Cash Flows for the period from August 31, 2021 (inception) through December 31, 2021

Notes to Financial Statements

(2)	The following financial statement schedule is filed herewith:

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

(3)	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of the Company.

4.1	Warrant Agreement, dated November 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company.

4.2*	Description of the Company’s Securities

10.1	Investment Management Trust Account Agreement, dated November 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company.

10.2	Registration Rights Agreement, by and among the Company, the Sponsor and certain other equityholders named therein.

10.3	Indemnity Agreement, dated November 18, 2021, by and between the Company and each of the Company’s officers and directors.

10.4	Letter Agreement, dated November 23, 2021, by and among the Company, the Sponsor and the Company’s officers and directors.

10.5	Private Placement Unit Purchase Agreement, Dated November 22, 2021, by and between the Company and the Sponsor.

10.6	Administrative Services Agreement, dated November 23, 2021, by and between the Company and Accelerator Services Corporation.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSP ORCHID ACQUISITION CORPORATION I

Date: March 31, 2022	/s/ Thong Q. Le
	By:	Thong Q. Le
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thong Q. Le
Name:	Thong Q. Le
Title:	Chief Executive Officer and Director
Date:	March 31, 2022

/s/ Ian A.W. Howes
Name:	Ian A.W. Howes
Title:	Chief Financial Officer and Director
Date:	March 31, 2022

/s/ Bruce L.A. Carter
Name:	Bruce L.A. Carter
Title:	Chairman of the Board of Directors
Date:	March 31, 2022

/s/ Mark W. Hahn
Name:	Mark W. Hahn
Title:	Director
Date:	March 31, 2022

/s/ Sundar R. Kodiyalam
Name:	Sundar R. Kodiyalam
Title:	Director
Date:	March 31, 2022

/s/ Stephanie C. Read
Name:	Stephanie C. Read
Title:	Director
Date:	March 31, 2022

/s/ Eugene W. Yeo, Ph.D.
Name:	Eugene W. Yeo, Ph.D.
Title:	Director
Date:	March 31, 2022

ALSP ORCHID ACQUISITION CORPORATION I

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ALSP Orchid Acquisition Corporation I

Opinion on the financial statements

We have audited the accompanying balance sheet of ALSP Orchid Acquisition Corporation I (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from August 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from August 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 31, 2022

ALSP Orchid Acquisition Corporation I

BALANCE SHEET

December 31, 2021
Assets
Current assets
Cash	$1,083,457
Prepaid Insurance	301,038

Total current assets	1,384,495
Cash and cash equivalents held in Trust Account	175,955,665
Other assets	269,076

Total assets	$177,609,236

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable	$19,187
Due to related party	34,485

Total current liabilities	53,672

Deferred underwriting commissions	6,037,500

Total liabilities	6,091,172

Commitments and Contingencies
Class A ordinary shares, 17,250,000 shares subject to possible redemption at $10.20 per share	175,950,000
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(4,432,459)

Total shareholders’ deficit	(4,431,936)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$177,609,236

ALSP Orchid Acquisition Corporation I

STATEMENT OF OPERATIONS

For the Period from August 31, 2021 (inception) through December 31, 2021
Operating and Formation Costs
General and administrative expenses	$110,308
Administrative expenses—related party	40,000

Loss from operations	(150,308)

Interest Income	5,665

Net loss	$(144,643)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	5,469,512

Basic and diluted net loss per share, Class A redeemable ordinary shares	$1.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	3,831,280

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(1.46)

ALSP Orchid Acquisition Corporation I

STATEMENT OF CHANGES IN

SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
Balance as of August 31, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Proceeds from issuance of units in initial public offering, gross	17,250,000	1,725	—	—	172,498,275	—	172,500,000
Offering Costs	—	—	—	—	(5,724,477)	(4,287,816)	(10,012,293)
Proceeds from issuance of private placement units to Sponsor in private placement	915,000	92	—	—	9,149,908	—	9,150,000
Shares subject to possible redemption	(17,250,000)	(1,725)	—	—	(175,948,275)	—	(175,950,000)
Net loss	—	—	—	—	—	(144,643)	(144,643)

Balance at December 31, 2021	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)

ALSP Orchid Acquisition Corporation I

STATEMENT OF CASH FLOWS

For the Period from August 31, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(144,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(5,665)
Changes in operating assets and liabilities:
Prepaid Insurance	(301,038)
Accounts payable and due to related party	53,672

Net cash used in operating activities	(397,674)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(175,950,000)
Other assets	(269,076)

Net cash used in financing activities	(176,219,076)

Cash Flow from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from initial public offering, gross	172,500,000
Proceeds from private placement	9,150,000
Offering Cost paid	(3,974,793)

Net cash provided by financing activities	177,700,207

NET CHANGE IN CASH	1,083,457
CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$1,083,457

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriting commissions	$6,037,500
Initial value of Class A ordinary shares subject to possible redemption	$175,950,000

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

1. Description of Organization and Business Operations

Organization and General

ALSP Orchid Acquisition Corporation I (the “Company”) was formed under the laws of the Cayman Islands on August 31, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company’s sponsor is ALSP Orchid Sponsor LLC, a Delaware limited liability company (the “Sponsor”), which is owned and controlled by Accelerator Life Sciences Partners II, LP an affiliate of our sponsor. The Company has chosen December 31st as its fiscal year end.

As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through December 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of our Initial Public Offering, a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on November 18, 2021 (the “Effective Date”). On November 23, 2021 (the “Closing Date”), the Company consummated its Initial Public Offering of 17,250,000 units (“Units”) including 2,250,000 Units as part of the underwriters’ over-allotment option, each consisting of one Class A ordinary share (“Public Share”) and one-half warrant (“Public Warrant”) to purchase one Class A ordinary share at an exercise price of $11.50.

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 915,000 units (the “Private Placement Units”), including 90,000 Private Placement Units related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $10.00 per Private Placement Unit, each consisting of one Class A ordinary share (Private Share”) and one-half warrant (“Private Warrant”), generating gross proceeds to the Company of $9,150,000, in a private placement. Each Private Placement Unit is identical to the Initial Public Offering Units except for certain exceptions as described in Note 4.

The Company intends to finance a Business Combination with proceeds from its $172,500,000 Initial Public Offering (see Note 3) and $9,150,000 Private Placement (see Note 4). Of the $181,650,000 total proceeds from the Initial Public Offering and Private Placement, $175,950,000 was deposited into a trust account (“Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee on the Closing Date. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).

Transaction costs amounted to $10,012,293, consisting of $9,487,500 of underwriters’ commissions of which $6,037,500 was for Deferred underwriting commissions (see Note 6) and $524,793 of other offering costs.

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 18 months or 21 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 18 months, and any Extended Period will automatically be extended to 21 or 24

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if we have filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination within 15 months from the closing of the offering (or during any Extension Period) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement to enter into the Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash at a per share price equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Business Combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest not previously released to the Company to make permitted withdrawals. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. If the Company seeks shareholder approval, it will complete its Business Combination only if the Company obtains an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent.

If the Company does not complete a Business Combination within 15 months (or during any Extension Period), it shall (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

The underwriters have agreed to waive their rights to any Deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

If the Company fails to complete a Business Combination, the redemption of the Company’s Public Shares will reduce the book value of the shares held by the Sponsor, who will be the only remaining shareholder after such redemptions.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the balance sheet, in accordance with Accounting Standards Codification FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $1.3 million in working capital, including approximately $1.1 million in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2021, the balance due to the affiliate was $34,485 and this balance due was completely repaid on January 27, 2022. In addition, as of December 31, 2021, there were no amounts outstanding under any related party loans (Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying balance sheet has been prepared in US dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $175,955,665 in cash held in the Trust Account as of December 31, 2021.

Investments held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or cash or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Offering Costs Associated with the Initial Public Offering

Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.

Redeemable Shares

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2021, 17,250,000 Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

In order to determine the net income (loss) attributable to both the redeemable Class A shares and the non-redeemable Class A and Class B shares (“Non-redeemable shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.20 per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable shares for the period from August 31, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the period from August 31, 2021 (inception) through December 31, 2021
Net Loss	$(144,643)
Accretion of Class A redeemable shares to redemption amount	(13,462,293)

Net loss including accretion of temporary equity to redemption value	$(13,606,936)

	Redeemable Class A Shares	Non-redeemable Shares
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(8,001,824)	$(5,605,112)
Accretion of Class A redeemable shares to redemption amount	13,462,293	—

Net income (loss)	$5,460,469	$(5,605,112)

Denominator:
Weighted Average Shares Outstanding	5,469,512	3,831,280

Basic and Diluted net income (loss) per ordinary share	$1.00	$(1.46)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants issued in the Initial Public Offering and Private Placement are equity classified (see Note 6).

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,”(“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce Deferred tax assets to the amount expected to be realized.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

3. Initial Public Offering

In its Initial Public Offering the Company sold 17,250,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at December 31, 2021.

4. Related Party Transactions

Founder Shares

On September 22, 2021, our Sponsor subscribed to purchase 4,312,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Founder Shares are identical to the shares of Class A ordinary shares included in the Units sold in the Initial Public Offering except that:

•

Initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to consummate a Business Combination within 15 months (or any Extension Period) from the closing of the Initial Public Offering. Initial shareholders have also agreed (A) that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to allow redemption in connection with a Business Combination or to redeem 100% of our Public Shares if the Company does not complete a Business Combination within 15 months (or during any Extension Period) from the Closing Date, or with respect to any other provisions relating to shareholders’ rights or pre-Business

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

Combination activity, unless the Company provides public shareholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of a Business Combination. However, if initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to consummate a Business Combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. If the Company submits a Business Combination to our public shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, Private Placement shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination.

•	the Founder Shares are entitled to registration rights;

•	the Founder Shares will be automatically convertible into our Class A ordinary shares at the time of a Business Combination.

The holders of the Founder Shares have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within 15 months (or during any Extension Period) from the Closing Date.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement

On the Closing Date, the Sponsor purchased an aggregate of 915,000 Private Placement Units at a price of $10.00 per unit. The Private Placement Units are identical to the units sold in the Initial Public Offering except that (a) Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination and (b) the holders thereof will be entitled to registration rights. Our Sponsor has agreed to (i) waive its redemption rights with respect to their private placement shares in connection with the Business Combination and (ii) with respect to a modification of the substance or timing of the redemption of 100% of the public shares if the Company fails to complete a Business Combination within 15 months (or during any Extension Period) from the Closing Date and (iii) waive their rights to liquidating distributions from the Trust Account in we fail to complete the Business Combination within 15 months (or during any Extension Period) from the Closing Date.

If the Company does not consummate a Business Combination within 15 months (or during any Extension Period) from the Closing Date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.20 per public share

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021 or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Related Party Loans

On September 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). No interest accrues on the unpaid principal balance of the Note. The principal of the Note could be drawn down prior to the earlier of December 31, 2021, or the consummation of the Initial Public Offering. As of December 31, 2021, the Company had not borrowed on the Note and thus it expired unused.

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company could repay the working capital loans out of the proceeds of the trust account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the trust account to repay the working capital loans but no proceeds held in the trust account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible Private Placement Units at a price of $10.00 per unit. To date, the Company had no outstanding borrowings under any working capital loans under this arrangement.

Due to Related Party

An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company totaling $227,776. As of December 31, 2021, the balance due to the related party was $34,485 and was repaid on January 27, 2022.

Administrative Support Agreement

Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Accordingly, Administrative expense – related party of $40,000 was recorded for the period inception through December 31,2021.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

5. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Shares and warrants that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain registration rights which provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, as described in Note 4, and (ii) in the case of the private placement units and the respective Class A ordinary shares underlying the private placement warrants, 30 days after the completion of a Business Combination.

The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters purchased 2,250,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $3,450,000. Additionally, the underwriters will be entitled to a Deferred underwriting commission of 3.5% or $6,037,500 of the gross proceeds of the Initial Public Offering held in the Trust Account solely upon the completion of the Company’s Business Combination subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2021, there were 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at December 31, 2021, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021

Warrants

As of December 31, 2021, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event no later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon the Company’s redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported closing price of the Company’s shares of ordinary share equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period prior to the date on which the Company sends the notice of redemption to the warrant holders.

•

if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those ordinary shares is available throughout the 30-day trading period referred to above, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

If the Company calls the Public Warrants for redemption as described above, the notice of redemption shall contain instructions on how to calculate the number of Ordinary Shares to be received upon exercise of the Warrants. On and after the Redemption Date, the record holder of the Warrants shall have no further rights except to receive, upon surrender of the Warrants, the Redemption Price.

The exercise price and number of the ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including consolidation, combination, reverse share split, reclassification or similar event. If (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Class B ordinary shares held by such shareholders or their affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (b)

ALSP Orchid Acquisition Corporation I

Notes to Financial Statements

For the period from August 31, 2021 (inception) through December 31, 2021 the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Business Combination on the date of the consummation of the Company’s business combination (net of redemptions), and (c) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants shall be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within 15 months (or during any Extension Period) from the Closing Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Public Warrants do not contain any provisions that change dependent upon the characteristics of the holder of the warrant.

Private Placement Warrants are identical to the Public Warrants except that until the date that is thirty (30) days after the completion by the Company of a Business Combination the Private Placement Warrants may not be transferred, assigned or sold by the holders thereof, other than to certain permitted transferees.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Cash and cash equivalents held in trust account	1	$175,955,665

8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the issuance date of the financial statements require potential adjustment to or disclosure in the financial statements. Management did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.