Form 10-Q
period 2022-03-31
ALSP Orchid Acquisition Corp I
filed 2022-05-16
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41086

ALSP ORCHID ACQUISITION CORPORATION I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1624733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2815 Eastlake Avenue East, Suite 300
Seattle, WA 98102
(Address of principal executive offices)
(206)
957-7300
(Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant	ALORU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ALOR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ALORW	The Nasdaq Stock Market LLC
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022, there were 18,165,000 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ALSP ORCHID ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

2.

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$875,990	$1,083,457
Prepaid Insurance	301,038	301,038

Total current assets	1,177,028	1,384,495
Cash and cash equivalents held in Trust Account	175,958,010	175,955,665
Other assets	195,691	269,076

Total assets	$177,330,729	$177,609,236

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable	$106,807	$19,187
Due to related party	20,027	34,485

Total current liabilities	126,834	53,672

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,164,334	6,091,172

Commitments and Contingencies
Class A ordinary shares, 17,250,000 shares subject to possible redemption at $10.20 per share	175,950,000	175,950,000
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(4,784,128)	(4,432,459)

Total shareholders’ deficit	(4,783,605)	(4,431,936)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$177,330,729	$177,609,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

3.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

For the three
months ended
March 31, 2022
(Unaudited)
Operating and Formation Costs
General and administrative expenses	$294,014
Administrative expenses - related party	60,000

Loss from operations	(354,014)

Interest Income	2,345

Net loss	$(351,669)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000

Basic and diluted net loss per share, Class A redeemable ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,227,500

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

4.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN
SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Net loss	—	—	—	—	—	(351,669)	(351,669)

Balance at March 31, 2022 (Unadudited)	915,000	$92	4,312,500	$431	$—	$(4,784,128)	$(4,783,605)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

For the three
months ended
March 31, 2022
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(351,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(2,345)
Changes in operating assets and liabilities:
Accounts payable and due to related party	73,162
Other assets	73,385

Net cash used in operating activities	(207,467)

NET CHANGE IN CASH	(207,467)
CASH, BEGINNING OF PERIOD	1,083,457

CASH, END OF PERIOD	$875,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

6.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of our Initial Public Offering, a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income
in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 915,000 units (the “Private Placement Units”), including 90,000 Private Placement Units related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $10.00 per Private Placement Unit, each consisting of one Class A ordinary share (Private Share”) and one-half
warrant (“Private Warrant”), generating gross proceeds to the Company of $9,150,000, in a private placement (“Private Placement”). Each Private Placement Unit is identical to the Initial Public Offering Units except for certain exceptions (Note 4).
The Company intends to finance a Business Combination with proceeds from its $172,500,000 Initial Public Offering (Note 3) and $9,150,000 Private Placement (Note 4). Of the $181,650,000 total proceeds from the Initial Public Offering and Private Placement, $175,950,000 was deposited into a trust account (“Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee on the Closing Date. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).
Transaction costs amounted to $10,012,293, consisting of $9,487,500 of underwriters’ commissions of which $6,037,500 was for Deferred underwriting commissions (Note 6) and $524,793 of other offering costs.

7.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 18 months or 21 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 18 months, and any Extended Period will automatically be extended to 21 or 24 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form
8-K
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
The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Business Combination, for cash at a per share price equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our Business Combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest not previously released to the Company to make permitted withdrawals. The decision as to whether the Company will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. If the Company seeks shareholder approval, it will complete its Business Combination only if the Company obtains an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.
Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without prior consent of the Company.

8.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

If the Company does not complete a Business Combination within 15 months (or during any Extension Period), it shall (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate a Business Combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. The Company’s amended and restated memorandum and articles of association provide that, if the Company winds up for any other reason prior to the consummation of a Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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
(“ASC 480”).
Liquidity and Capital Resources
As of March 31, 202
2
, the Company had approximately $1.1 million in working capital, including approximately $0.9 million in its operating bank account.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of March 31, 202
2
 and December 31, 2021, there were no amounts outstanding under any related party loans (Note 4).
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

9.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “
Fair Value Measurements and Disclosures
,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $175,958,010 and $175,955,665 in cash held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.
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

No investments were held in the trust account at March 31, 2022 and December 31, 2021.
Offering Costs Associated with the Initial Public Offering
Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to shareholders’ equity upon the completion of the Initial Public Offering.

10.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

11.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of $2,345 for the three months ended March 31, 2022 by the weighted average number of redeemable Class A shares outstanding for the period. Net income per share, basic and diluted, for non-redeemable
Class A and Class B shares
(“Non-redeemable
shares”) is calculated by dividing the net loss of $351,669, less income attributable to redeemable Class A shares, by the weighted average number of
Non-redeemable
shares outstanding for the period. The calculation of diluted (loss) per ordinary share does not consider the effect of the warrants issued in connection with (i) the Initial Public Offering or (ii) the Private Placement, since the exercise of warrants is contingent upon the occurrence of future events. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per ordinary share is the same as basic net income per ordinary share for the period presented.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815,
 Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The warrants issued in the Initial Public Offering and Private Placement are equity classified (see Note 6).
Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “
Income Taxes
,”(“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce Deferred tax assets to the amount expected to be realized.

12.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at March 31, 2022 and December 31, 2021.
4. Related Party Transactions
Founder Shares
On September 22, 2021, our Sponsor subscribed to purchase 4,312,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Founder Shares are identical to the shares of Class A ordinary shares included in the Units sold in the Initial Public Offering except that:

•
Initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within 15 months (or any Extension Period) from the closing of the Initial Public Offering. Initial shareholders have also agreed (A) that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to allow redemption in connection with a Business Combination or to redeem 100% of our Public Shares if the Company does not complete a Business Combination within 15 months (or during any Extension Period) from the Closing Date, or with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides public shareholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of a Business Combination. However, if initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to consummate a Business Combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. If the Company submits a Business Combination to our public shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, Private Placement shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination.

13.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Private Placement
On the Closing Date, the Sponsor purchased an aggregate of 915,000 Private Placement Units at a price of $10.00 per unit. The Private Placement Units are identical to the units sold in the Initial Public Offering except that (a) Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination and (b) the holders thereof will be entitled to registration rights. Our Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement shares in connection with the Business Combination and (ii) with respect to a modification of the substance or timing of the redemption of 100% of the public shares if the Company fails to complete a Business Combination within 15 months (or during any Extension Period) from the Closing Date and (iii) waive their rights to liquidating distributions from the Trust Account in the Company fails to complete the Business Combination within 15 months (or during any Extension Period) from the Closing Date.
If the Company does not consummate a Business Combination within 15 months (or during any Extension Period) from the Closing Date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

14.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Indemnity
The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account to below (i) $10.20 per public share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Sponsor’s only assets are securities of the Company and, therefore, the Sponsor may not be able to satisfy those obligations. The Company has not asked the Sponsor to reserve for such eventuality as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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

The affiliate paid operating expenses of $25,250 during the three months ended March 31, 2022 and the balance due the affiliate at March 31, 2022 was $20,027.
Administrative Support Agreement
Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Accordingly, Administrative expense – related party of $60,000 was recorded for the three months ended March 31, 2022.

15.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
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
6. Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at March 31, 2022 and December 31, 2021, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.

16.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.
Warrants
As of March 31, 2022 and December 31, 2021, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event no later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon the Company’s redemption or liquidation
Once the warrants become exercisable, the Company may redeem the Public Warrants:

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

17.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The exercise price and number of the ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including consolidation, combination, reverse share split, reclassification or similar event. If (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Class B ordinary shares held by such shareholders or their affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Business Combination on the date of the consummation of the Company’s business combination (net of redemptions), and (c) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants shall be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
7. Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
March 31, 2022:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$175,958,010
December 31, 2021:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$175,955,665

18.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

8. Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the financial statements were issued require potential adjustment to or disclosure in the financial statement. Management did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “ALSP Orchid Acquisition Corporation I” “our,” “us” or “we” refer to ALSP Orchid Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Quarterly Report on Form
10-Q
including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Quarterly Report on Form
10-Q,
words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form
10-Q
should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
ALSP Orchid Acquisition Corporation I is a blank check company incorporated on August 31, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (“initial business combination”). The Company has generated no operating revenues to date and does not expect to generate operating revenues until we consummate our initial business combination. The Company’s sponsor is ALSP Orchid Sponsor LLC, a Delaware limited liability company, which is owned and controlled by Accelerator Life Sciences Partners II, LP an affiliate of our sponsor.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot
assure you that our plans to complete an initial business combination will be successful.

20.

Liquidity and Capital Resources
As of March 31, 2022, the Company
had
approximately $1.1 million in working capital, including approximately $0.9 million in its operating bank account.
Our liquidity needs up to March 31, 2022, have been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of Class B ordinary shares, (“the Founder Shares”), an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the advance to the related party on January 27, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, there are no amounts outstanding under any working capital loan.

21.

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
If our estimates of the costs of undertaking the aforementioned activities are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
All activity since inception up to March 31, 2022, was in preparation for our formation, our Initial Public Offering and, since the closing of our Initial Public Offering, our activity has been limited to a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the three months ended March 31, 2022, we had a net loss of $351,669 which consisted of $294,014 in general and administrative expenses, $60,000 of related party administrative fees, partially offset by $2,345 of income from our investments held in the Trust Account.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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

22.

Class A Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2022, 17,250,000 Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
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
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income (loss) per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of $2,345 for the three months ended March 31, 2022 by the weighted average number of redeemable Class A shares outstanding for the period. Net income (loss) per share, basic and diluted, for non-redeemable
Class A and Class B shares
(“Non-redeemable
shares”) is calculated by dividing the net loss of $351,669, less income attributable to redeemable Class A shares, by the weighted average number of
Non-redeemable
shares outstanding for the period. At March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per ordinary share is the same as basic net income per ordinary share for the period presented.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815,
 Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The warrants issued in our Initial Public Offering and Private Placement are equity classified.

23.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, the Company did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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

24.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include
the risk factors
described
in our Annual Report on Form
10-K
filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on
Form 10-K
with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, we are subject to tax laws and regulations enacted by national, regional and local governments, those laws and regulations and their interpretation and application may also change from time to time and those changes or our failure to comply with any applicable laws or regulations, as interpreted or applied, could have a material adverse impact on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.
Additionally, on March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
For a description of the use of the proceeds generated in our initial public offering, see “PART I. Financial Information—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

25.

Item 5. Other Information
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

26.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALSP ORCHID ACQUISITION CORPORATION I

Date: May 16, 2022	By:	/s/ Thong Q. Le
	Name:	Thong Q. Le
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Ian A.W. Howes
	Name:	Ian A. W. Howes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

27.