Form 10-Q
period 2022-06-30
ALSP Orchid Acquisition Corp I
filed 2022-08-12
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 12, 2022
, there were 18,165,000 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ALSP ORCHID ACQUISITION CORPORATION I
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$603,722	$1,083,457
Prepaid Insurance	301,037	301,038

Total current assets	904,759	1,384,495
Cash and cash equivalents held in Trust Account	176,039,353	175,955,665
Other assets	122,307	269,076

Total assets	$177,066,419	$177,609,236

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable	$35,781	$19,187
Due to related party	21,254	34,485

Total current liabilities	57,035	53,672

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,094,535	6,091,172

Commitments and Contingencies
Class A ordinary shares, 17,250,000 shares subject to possible redemption at $10.20 per share	175,950,000	175,950,000
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(4,978,639)	(4,432,459)

Total shareholders’ deficit	(4,978,116)	(4,431,936)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$177,066,419	$177,609,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Operating and Formation Costs
General and administrative expenses	$215,854	$509,868
Administrative expenses - related party	60,000	120,000

Loss from operations	(275,854)	(629,868)

Interest earned on investments held in Trust Account	81,343	83,688

Net loss	$(194,511)	$(546,180)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	4,312,500	4,312,500

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN
SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Net loss	—	—	—	—	—	(351,669)	(351,669)

Balance at March 31, 2022 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(4,784,128)	$(4,783,605)
Net loss	—	—	—	—	—	(194,511)	(194,511)

Balance at June 30, 2022 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(4,978,639)	$(4,978,116)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

For the six months ended June 30, 2022
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(546,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(83,688)
Changes in operating assets and liabilities:
Accounts payable and due to related party	3,363
Other assets	146,770

Net cash used in operating activities	(479,735)

NET CHANGE IN CASH	(479,735)
CASH, BEGINNING OF PERIOD	1,083,457

CASH, END OF PERIOD	$603,722

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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income
in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $10,012,293, consisting of $9,487,500 of underwriters’ commissions of which $6,037,500 was for Deferred underwriting commissions (Note 5) and $524,793 of other offering costs.
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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
(“ASC 480”).
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $848,000 in working capital, including approximately $604,000 in its operating bank account.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any related party loans (Note 4).
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40,
Presentation of Financial Statements -
Going Concern
, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate a Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of a Business Combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in US dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering and its Annual Report on Form
10-K
as filed with the SEC on March
3
1
, 2022. The interim results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ from those estimates.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “
Fair Value Measurements and Disclosures
,” (“ASC 820”) approximates the carrying amounts represented in the balance sheet.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $176,039,353 and $175,955,665 in cash held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.
Investments held in the Trust Account
The Company’s investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or cash or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. No investments were held in the trust account at June 30, 2022 and December 31, 2021.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Offering Costs Associated with the Initial Public Offering
Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since the exercise of warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method.
The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. In order to determine net loss attributable to both the Class A and Class B ordinary shares the Company first considered the total loss allocable to both set of shares, split pro rata between the Class A and Class B ordinary shares. Net loss per share, basic and diluted, for Class A ordinary shares is calculated by dividing the net loss allocated to the Class A ordinary shares during the reporting period by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted, for
Class B non-redeemable ordinary
shares is calculated by dividing the net loss allocated to the Class B non-redeemable ordinary
shares by the weighted average number of
Class B non-redeemable ordinary
shares outstanding for the period. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the three and six months ended June 30, 2022.
The following table reflects the calculation of basic and diluted (loss) per ordinary share (in dollars, except per share amounts):

	For the three months ended		For the six months ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(157,192)	$(37,319)	$(441,391)	(104,789)

Denominator:
Basic and diluted weighted average shares outstanding	18,165,000	4,312,500	18,165,000	4,312,500

Basic and Diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
3. Initial Public Offering
In its Initial Public Offering the Company sold 17,250,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A ordinary share and one-half
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at June 30, 2022 and December 31, 2021.
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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company could repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible Private Placement Units at a price of $10.00 per unit. To date, the Company had no outstanding borrowings under any working capital loans under this arrangement.
Due to Related Party
An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company totaling $227,776. As of December 31, 2021, the balance due to the related party was $34,485 and was repaid on January 27, 2022. The affiliate paid operating expenses of $25,674 and $50,924 during the three and six months ended June 30, 2022, respectively, and the balance due the affiliate at June 30, 2022 was $21,254.
Administrative Support Agreement
Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Accordingly, Administrative expense – related party of $60,000 and $120,000 was recorded for the three and six months ended June 30, 2022, respectively.
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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
6. Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at June 30, 2022 and December 31, 2021, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.
Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.
Warrants
As of June 30, 2022 and December 31, 2021, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
The following table presents information about the Company’s assets that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
June 30, 2022:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$176,039,353
December 31, 2021:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$175,955,665

8.	Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring after the balance sheet date through the date the unaudited condensed financial statements were issued require potential adjustment to or disclosure in the financial statement. Management did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form
10-Q
should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A “Risk Factors,” and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the US Securities and Exchange Commission on March 31, 2022 and May 16, 2022, respectively.
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
The registration statement for the Company’s initial public offering was declared effective by the United States Securities and Exchange Commission on November 18, 2021. On November 23, 2021, the Company consummated its initial public offering of 17,250,000 units at $10.00 per unit, generating gross proceeds of approximately $172.5 million (“Initial Public Offering”), and incurring offering costs of approximately $10.0 million, inclusive of approximately $6.0 million in deferred underwriting commissions. Each unit consists of one Class A ordinary share and one-half
warrant to purchase one Class A ordinary share at an exercise price of $11.50.
Simultaneously with the closing of our Initial Public Offering, the Company consummated the private placement of 915,000 private placement units at a price of $10.00 per private placement unit to the sponsor (the “Private Placement”), generating gross proceeds of approximately $9.2 million. Each private placement unit is identical to the units sold in our Initial Public Offering, subject to certain limited exceptions.
Upon the closing of our Initial Public Offering and Private Placement, approximately $176 million of the net proceeds of our Initial Public Offering and certain proceeds of the Private Placement were placed in a trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”).

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
If the Company is unable to complete an initial business combination within 15 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 18 months or 21 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 18 months, and any Extended Period will automatically be extended to 21 or 24 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form
8-K
including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months (or during any Extension Period) from the close of our Initial Public Offering.
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $848,000 in working capital, including approximately $604,000 in its operating bank account.
Our liquidity needs up to June 30, 2022, have been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of Class B ordinary shares, (“the Founder Shares”), an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the advance to the related party on January 27, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, there are no amounts outstanding under any working capital loan.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40,
Presentation of Financial Statements -
Going Concern
, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate a Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of a Business Combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
All activity since inception up to June 30, 2022, was in preparation for our formation, our Initial Public Offering and, since the closing of our Initial Public Offering, our activity has been limited to a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the three and six months ended June 30, 2022, we had a net loss of $194,511 and $546,180, respectively, which consisted of $215,854 and $509,868, respectively, in general and administrative expenses, $60,000 and $120,000, respectively, of related party administrative fees, partially offset by $81,343 and $83,688 of income from our investments held in the Trust Account.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

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
Class A Ordinary Shares Subject to Possible Redemption
All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2022, 17,250,000 Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed unaudited balance sheet.
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
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since the exercise of warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method.
The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. In order to determine net loss attributable to both the Class A and Class B ordinary shares the Company first considered the total loss allocable to both set of shares, split pro rata between the Class A and Class B ordinary shares. Net loss per share, basic and diluted, for Class A ordinary shares is calculated by dividing the net loss allocated to the Class A ordinary shares during the reporting period by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted, for
Class B non-redeemable ordinary
shares is calculated by dividing the net loss allocated to the Class B non-redeemable
ordinary shares by the weighted average number of Class B
non-redeemable ordinary
shares outstanding for the period. At June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the three and six months ended June 30, 2022.

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
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, the Company did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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

JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. The Company will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. The Company is electing to delay the adoption of new or revised accounting standards, and as a result, the Company may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (as defined under Section 13 of the Exchange Act)), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form
10-K
filed with the SEC and in our Quarterly Report for the period ended March 31, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
with the SEC and in our Quarterly Report for the period ended March 31, 2022.

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

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSP ORCHID ACQUISITION CORPORATION I

Date: August 12, 2022	By:	/s/ Thong Q. Le
	Name:	Thong Q. Le
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Ian A.W. Howes
	Name:	Ian A. W. Howes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)