Form 10-Q
period 2022-09-30
ALSP Orchid Acquisition Corp I
filed 2022-11-14
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were 18,165,000 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ALSP ORCHID ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page

PART I - FINANCIAL INFORMATION	3

Item 1. Interim Financial Statements	3

Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3

Condensed Statements of Operations for the three and nine months ended September 30, 2022 (Unaudited) and for the Period from August 31, 2021 (inception) through September 30, 2021 (Unaudited)	4

Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 (Unaudited) and for the Period from August 31, 2021 (inception) through September 30, 2021 (Unaudited)	5

Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and for the Period from August 31, 2021 (inception) through September 30, 2021 (Unaudited)	6

Notes to Condensed Financial Statements September 30, 2022 (Unaudited)	7-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

2.

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$432,180	$1,083,457
Prepaid Insurance	307,422	301,038

Total current assets	739,602	1,384,495
Cash and cash equivalents held in Trust Account	176,519,706	175,955,665
Other assets	48,923	269,076

Total assets	$177,308,231	$177,609,236

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$21,205	$19,187
Due to related party	8,498	34,485

Total current liabilities	29,703	53,672

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,067,203	6,091,172

Commitments and Contingencies
Class A ordinary shares, 17,250,000 shares subject to possible redemption at $10.23 per share	176,519,706	175,950,000
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,279,201)	(4,432,459)

Total shareholders’ deficit	(5,278,678)	(4,431,936)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$177,308,231	$177,609,236

The accompanying notes are an integral part of these unaudited condensed financial statements.

3.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED) AND
FOR THE PERIOD FROM AUGUST 31, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the Period from August 31, 2021 (inception) through September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Operating and Formation Costs
General and administrative expenses	$151,209	$661,077	$13,078
Administrative expenses - related party	60,000	180,000	—

Loss from operations	(211,209)	(841,077)	(13,078)

Interest earned on investments held in Trust Account	686,219	805,774	—

Net income (loss) before income taxes	475,010	(35,303)	(13,078)

Income tax provision	(205,866)	(241,733)	—

Net income (loss)	$269,144	$(277,036)	$(13,078)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	17,250,000	17,250,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.02	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	4,312,500	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.04)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

4.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CHANGES IN
SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED) AND FOR THE PERIOD FROM AUGUST 31, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares Subject		Class A		Class B		Additional Paid-in Capital		Total Shareholders’ Deficit
	to Possible Redemption		Ordinary Shares		Ordinary Shares			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	17,250,000	$175,950,000	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Net loss	—	—	—	—	—	—	—	(351,669)	(351,669)

Balance at March 31, 2022 (Unaudited)	17,250,000	175,950,000	915,000	92	4,312,500	431	—	(4,784,128)	(4,783,605)
Net loss	—	—	—	—	—	—	—	(194,511)	(194,511)

Balance at June 30, 2022 (Unaudited)	17,250,000	175,950,000	915,000	92	4,312,500	431	—	(4,978,639)	(4,978,116)
Net income	—	—	—	—	—	—	—	269,144	269,144
Remeasurement for redeemable ordinary shares to redemption value	—	569,706	—	—	—	—	—	(569,706)	(569,706)

Balance at September 30, 2022 (Unaudited)	17,250,000	$176,519,706	915,000	$92	4,312,500	$431	$—	$(5,279,201)	$(5,278,678)

	Ordinary Shares Subject		Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	to Possible Redemption		Ordinary Shares		Ordinary Shares
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of August 31, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Proceeds from issuance of Class B ordinary shares to Sponsor	—	—	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	—	—	(13,078)	(13,078)

Balance at September 30, 2021 (Unaudited)	—	$—	—	$—	4,312,500	$431	$24,569	$(13,078)	$11,922

The accompanying notes are an integral part of these unaudited condensed financial statements.

5.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
(UNAUDITED) AND FOR THE PERIOD FROM AUGUST 31, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the nine months ended September 30, 2022	For the Period from August 31, 2021 (inception) through September 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(277,036)	$(13,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account, net of taxes withheld	(564,041)	—
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to related party	(23,969)	13,078
Prepaid expenses and other assets	213,769	—

Net cash used in operating activities	(651,277)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	—	25,000

NET CHANGE IN CASH	(651,277)	25,000
CASH, BEGINNING OF PERIOD	1,083,457	—

CASH, END OF PERIOD	$432,180	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

6.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements
1. Description of Organization and Business Operations
Organization and General
ALSP Orchid Acquisition Corporation I (the “Company”) was formed under the laws of the Cayman Islands on August 31, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (an “initial business combination”). The Company’s sponsor is ALSP Orchid Sponsor LLC, a Delaware limited liability company (the “Sponsor”), which is owned and controlled by Accelerator Life Sciences Partners II, LP an affiliate of our sponsor. The Company has chosen December 31st as its fiscal year end.
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and a search for initial business combination candidates. The Company will not generate operating revenues prior to the completion of an initial business combination and will generate non-operating
income in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 915,000 units (the “Private Placement Units”), including 90,000 Private Placement Units related to the underwriters’ fully exercising their over-allotment option, at a purchase price of $10.00 per Private Placement Unit, each consisting of one Class A ordinary share
(“
Private Share”) and
one-half
warrant (“Private Warrant”), generating gross proceeds to the Company of $9,150,000, in a private placement (“Private Placement”). Each Private Placement Unit is identical to the Initial Public Offering Units except for certain exceptions (Note 4).
The Company intends to finance an initial business combination with proceeds from its $172,500,000 Initial Public Offering (Note 3) and $9,150,000 Private Placement (Note 4). Of the $181,650,000 total proceeds from the Initial Public Offering and Private Placement, $175,950,000 was deposited into a trust account (“Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee on the Closing Date. The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”).
Transaction costs amounted to $10,012,293, consisting of $9,487,500 of underwriters’ commissions of which $6,037,500 was for Deferred underwriting commissions (Note 5) and $524,793 of other offering costs.
Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of an initial business combination, (ii) the redemption of the public shares if the Company has not completed an initial business combination within 15 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 18 months or 21 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 18 months, and any Extended Period will automatically be extended to 21 or 24 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form
8-K
including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with an initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within 15 months from the closing of the offering (or during any Extension Period) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity. The proceeds held outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.

7.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement to enter into the initial business combination.
The Company, after signing a definitive agreement for an initial business combination, will either (i) seek shareholder approval of the initial business combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the initial business combination, for cash at a per share price equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest not previously released to the Company to make permitted withdrawals. The decision as to whether the Company will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. If the Company seeks shareholder approval, it will complete its initial business combination only if the Company obtains an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related initial business combination, and instead may search for an alternate initial business combination.
Notwithstanding the foregoing redemption rights, if the Company seeks shareholder approval of an initial business combination and the Company does not conduct redemptions in connection with the initial business combination pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without prior consent of the Company.

8.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

If the Company does not complete an initial business combination within 15 months (or during any Extension Period), it shall (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate an initial business combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. The Company’s amended and restated memorandum and articles of association provide that, if the Company winds up for any other reason prior to the consummation of an initial business combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
The underwriters have agreed to waive their rights to any Deferred underwriting commission held in the Trust Account in the event the Company does not complete an initial business combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.
If the Company fails to complete an initial business combination, the redemption of the Company’s Public Shares will reduce the book value of the shares held by the Sponsor, who will be the only remaining shareholder after such redemptions.
If the Company holds a shareholder vote or there is a tender offer for shares in connection with an initial business combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the balance sheet, in accordance with Accounting Standards Codification FASB ASC Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
Liquidity and Capital Resources
As of September 30, 2022, the Company had approximately $710,000 in working capital, including approximately $432,000 in its operating bank account.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any related party loans (Note 4).
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification
205-40,
Presentation of Financial Statements -
Going Concern
, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial business combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
as filed with the SEC on March 31, 2022. The interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $176,519,706 and $175,955,665 in cash held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.
Investments held in the Trust Account
The Company’s investments held in the Trust Account are comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or cash or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit. No investments were held in the trust account at September 30, 2022 and December 31, 2021.

10.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Offering Costs Associated with the Initial Public Offering
Offering costs of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets. No investments were held in the trust account at September 30, 2022 and December 31, 2021.

11.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2022 and December 31, 2021, 17,250,000 Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. During the nine months ended September 30, 2022 the Company recognized accretion of the carrying value of the redeemable shares to the redemption value totaling $569,706.
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since the exercise of warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method.
At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022.
With respect to the accretion of redeemable Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend, paid to the Class A shareholders in the calculation of net income (loss) per share.

12.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The following table reflects the calculation of basic and diluted income (loss) per ordinary share (in dollars, except per share amounts):

For the three months ended September 30, 2022:
Net income (loss)	$269,144
Accretion of temporary equity to redemption value	(480,353)

Net income excluding accretion of temporary equity to redemption	$(211,209)

	Class A	Class B	Total
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$217,506	$51,638	$269,144
Less: Accretion allocated based on ownership percentage	(388,193)	(92,160)	(480,353)
Plus: Accretion applicable to Class A redeemable shares	480,353	—	480,353

Income (loss) by class	$309,666	$(40,522)	$269,144

Denominator:
Basic and diluted weighted average shares outstanding	18,165,000	4,312,500

Basic and Diluted net income (loss) per ordinary share	$0.02	$(0.01)

For the nine months ended September 30, 2022:
Net income (loss)	$(277,036)
Accretion of temporary equity to redemption value	(569,706)

Net income excluding accretion of temporary equity to redemption	$(846,742)

	Class A	Class B	Total
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(223,884)	$(53,152)	$(277,036)
Less: Accretion allocated based on ownership percentage	(460,403)	(109,303)	(569,706)
Plus: Accretion applicable to Class A redeemable shares	569,706	—	569,706

Income (loss) by class	$(114,581)	$(162,455)	$(277,036)

Denominator:
Basic and diluted weighted average shares outstanding	18,165,000	4,312,500

Basic and Diluted net income (loss) per ordinary share	$(0.01)	$(0.04)

13.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. The Company is subject to foreign income tax withholding on income from investments held in the Trust Account. Such amounts are reflected as income tax provision in the condensed statements of operations.
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
The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of an initial business combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an initial business combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at September 30, 2022 and December 31, 2021.

14.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

4. Related Party Transactions
Founder Shares
On September 22, 2021, our Sponsor subscribed to purchase 4,312,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Founder Shares are identical to the shares of Class A ordinary shares included in the Units sold in the Initial Public Offering except that:

•
Initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate an initial business combination within 15 months (or any Extension Period) from the closing of the Initial Public Offering. Initial shareholders have also agreed (A) that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to allow redemption in connection with an initial business combination or to redeem 100% of our Public Shares if the Company does not complete an initial business combination within 15 months (or during any Extension Period) from the Closing Date, or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides public shareholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of an initial business combination. However, if initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to consummate an initial business combination within 15 months (or during any Extension Period) from the close of the Initial Public Offering. If the Company submits an initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, Private Placement shares and any public shares purchased during or after the Initial Public Offering in favor of the initial business combination.

•	the Founder Shares are entitled to registration rights;

•	the Founder Shares will be automatically convertible into our Class A ordinary shares at the time of an initial business combination.
The holders of the Founder Shares have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate an initial business combination within 15 months (or during any Extension Period) from the Closing Date.
The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of an initial business combination and (B) subsequent to an initial business combination, (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after an initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

15.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Private Placement
On the Closing Date, the Sponsor purchased an aggregate of 915,000 Private Placement Units at a price of $10.00 per unit. The Private Placement Units are identical to the units sold in the Initial Public Offering except that (a) Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (b) the holders thereof will be entitled to registration rights. Our Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement shares in connection with the initial business combination and (ii) with respect to a modification of the substance or timing of the redemption of 100% of the public shares if the Company fails to complete an initial business combination within 15 months (or during any Extension Period) from the Closing Date and (iii) waive their rights to liquidating distributions from the Trust Account in the Company fails to complete the initial business combination within 15 months (or during any Extension Period) from the Closing Date.
If the Company does not consummate an initial business combination within 15 months (or during any Extension Period) from the Closing Date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.
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

16.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company could repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that an initial business combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible Private Placement Units at a price of $10.00 per unit. To date, the Company had no outstanding borrowings under any working capital loans under this arrangement.
Due to Related Party
An affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company totaling $227,776. As of December 31, 2021, the balance due to the related party was $34,485 and was repaid on January 27, 2022. The affiliate paid operating expenses of $20,891 and $71,815 during the three and nine months ended September 30, 2022, respectively, and the balance due to the affiliate at September 30, 2022 was $8,498.
Administrative Support Agreement
Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of an initial business combination or the Company’s liquidation. Accordingly, Administrative expense – related party of $60,000 and $180,000 was recorded for the three and nine months ended September 30, 2022, respectively.
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

17.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
6. Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at September 30, 2022 and December 31, 2021, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.
Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.
Warrants
As of September 30, 2022 and December 31, 2021, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.
Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial business combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event no later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the public warrant agreement. Notwithstanding the foregoing, if the Company’s shares of ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an initial business combination or earlier upon the Company’s redemption or liquidation

18.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
The exercise price and number of the ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including consolidation, combination, reverse share split, reclassification or similar event. If (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per ordinary Share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Class B ordinary shares held by such shareholders or their affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the initial business combination on the date of the consummation of the Company’s business combination (net of redemptions), and (c) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, the Warrant Price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the Warrants shall be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an initial business combination within 15 months (or during any Extension Period) from the Closing Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

19.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Public Warrants do not contain any provisions that change dependent upon the characteristics of the holder of the warrant.
Private Placement Warrants are identical to the Public Warrants except that until the date that is thirty (30) days after the completion by the Company of an initial business combination the Private Placement Warrants may not be transferred, assigned or sold by the holders thereof, other than to certain permitted transferees.
7. Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
September 30, 2022:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$176,519,706
December 31, 2021:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$175,955,665
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

20.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ALSP Orchid Acquisition Corporation I,” “our,” “us” or “we” refer to ALSP Orchid Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

21.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $710,000 in working capital, including approximately $432,000 in its operating bank account.

Our liquidity needs up to September 30, 2022, have been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of Class B ordinary shares, (the “Founder Shares”), an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the advance to the related party on January 27, 2022. In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, there are no amounts outstanding under any working capital loan.

22.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial business combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

All activity since inception up to September 30, 2022, was in preparation for our formation, our Initial Public Offering and, since the closing of our Initial Public Offering, our activity has been limited to a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and nine months ended September 30, 2022, we had net income (loss) of $269,144 and $(277,036), respectively, which consisted of $151,209 and $661,077, respectively, in general and administrative expenses, $60,000 and $180,000, respectively, of related party administrative fees which were offset by income from our investments held in the Trust Account of $686,219 and $805,774, less provision for income taxes of $205,866 and $241,733, respectively.

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

23.

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2022, 17,250,000 Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed unaudited balance sheet.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since the exercise of warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine net income (loss) attributable to both the Class A and Class B ordinary shares the Company first considered the total income (loss) allocable to both set of shares, split pro rata between the Class A and Class B ordinary shares. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing the net income (loss) allocated to the Class A ordinary shares during the reporting period by the weighted average number of Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss) allocated to the Class B non-redeemable ordinary shares by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022.

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

24.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

26.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

•	Filed herewith.

27.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSP ORCHID ACQUISITION CORPORATION I

Date: November 14, 2022	By:	/s/ Thong Q. Le
	Name:	Thong Q. Le
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ian A.W. Howes
	Name:	Ian A. W. Howes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

28.