Form 10-K
period 2022-12-31
ALSP Orchid Acquisition Corp I
filed 2023-03-31
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File
No. 001-41086

ALSP Orchid Acquisition Corporation I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1624733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2815 Eastlake Avenue East, Suite 300 Seattle, WA	98102
(Address of Principal Executive Offices)	(Zip Code)
(206)
957-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one half of one redeemable warrant	ALORU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ALOR	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ALORW	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1
(b).  ☐
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
As of March 22, 2023, there were 2,911,327 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding. The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on December 30, 2022, as reported on The Nasdaq Stock Market LLC, was approximately $20.4 million.
Documents Incorporated by Reference: None.

ALSP ORCHID ACQUISITION CORPORATION I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•

the possibility that Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

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

On February 17, 2023, we held an Extraordinary General Meeting of our shareholders (the “Extension Meeting”) to vote on a number of proposals, including a proposal to approve an amendment to our amended and restated memorandum and articles of association to (the “Initial Period Extension Amendment”) to extend the initial date by which we must consummate an initial business combination from February 23, 2023 to August 23, 2023, subject to any additional extensions as provided in our amended and restated memorandum and articles of association. The Initial Period Extension Amendment was approved by our ordinary shareholders on February 17, 2023.

As a result of the proposal to adopt the Initial Period Extension Amendment, public shareholders holding 15,253,673 Class A Ordinary Shares exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157.7 million. Following the satisfaction of these redemptions, the balance in our trust account was approximately $20.6 million.

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

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our shares, debt or a combination of cash, equity and debt. We have not engaged in, and we will not engage in, any operations until we complete an initial business combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. Our entire activity since inception through December 31, 2022, related to our formation, the preparation for our initial public offering and the search for a prospective initial business combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

We will have until August 23, 2023 to consummate an initial business combination (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 24 months or 27 months, as applicable (each period as so extended, an “Extended Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 24 months, and any Extended Period will automatically be extended to 27 or 30 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if we have filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”)). However, if we have not completed an initial business combination during the term of the Initial Period and any Extension Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the public shareholders as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the public shareholders will be entitled to receive a full pro rata interest in the trust account. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period).

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

Financial Position

As of December 31, 2022, we had approximately $177,454,035, net of deferred underwriting costs, held in the trust account and available for a business combination (assuming no redemptions). On February 17, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the initial date by which we have to complete and initial business combination (subject to further extension as provided in our memorandum and articles of association). In connection with the vote of our ordinary shareholders on the Initial Period Extension Amendment, public shareholders holding 15,253,673 Class A Ordinary Shares exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157.7 million. Following the satisfaction of these redemptions, the balance in our trust account was approximately $20.6 million. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our initial public offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the holders of our founder shares have the ability to approve an initial business combination without the affirmative vote of any public shareholders, and none of the 1,996,327 public shares remaining outstanding following the Extension Meeting (regardless of whether all issued and outstanding shares are voted or only the minimum number of shares representing a quorum are voted) would be required to approve an initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 21 months from the closing of our initial public offering (or until the expiration of any Extension Period).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we only have 21 months from the closing of our initial public offering (or until the expiration of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination prior within that time period, then we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, then we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director, or any other person.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1.1 million of proceeds held outside of the trust account (as of December 31, 2022), with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or before the expiration of any Extension Period), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 21 months from the closing of our initial public offering (or before the expiration of any Extension Period), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

•

The requirement that we consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

•

We may not be able to consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an initial business combination

There are no assurances that the Initial Period Extension will enable us to complete an initial business combination.

Even though our amended and restated memorandum and articles of association was amended to extend the initial deadline by which we must complete an initial business combination to August 23, 2023 (subject to additional extension as provided in our amended and restated memorandum and articles of association), we can provide no assurances that an initial business combination will be consummated prior to such date. Our ability to consummate an initial business combination is dependent on a variety of factors, many of which are beyond our control. We expect to seek shareholder approval in connection with our initial business combination, and we will be required to offer shareholders redemption rights again in connection with any shareholder vote to approve our initial business combination. Even if an initial business combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate an initial business combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of Class A ordinary shares on the open market. The price of Class A ordinary shares may be volatile, and there can be no assurance that shareholders will be able to dispose of Class A ordinary shares at favorable prices, or at all.

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

Our initial shareholders own, on an as-converted basis and following our Extension Meeting in connection with which holders of our public shares redeemed an aggregate of 15,253,673 ordinary shares, more than 70% of our outstanding ordinary shares. Our initial shareholders also may from time to time purchase public shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares held by our initial shareholders. As a result, our initial shareholders’ founder shares alone would be sufficient to approve an initial business combination, we would not need any of the 1,996,327 public shares remaining outstanding after our Extension Meeting to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination ensures that we will receive the requisite shareholder approval for such initial business combination.

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

In order to effectuate, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or a unanimous written resolution of all of the holders of ordinary shares), except the amendment of provisions related to the appointment or removal of our directors, which requires a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

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

Our search for, and any target business with which we ultimately consummate, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

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

The requirement that we complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) may give potential target businesses leverage over us in negotiating our initial business combination.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 21 months (plus any Extension Period), we may be unable to complete our initial business combination.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete the Business Combination and may constrain the circumstances under which we could complete the Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”). These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. As a result, in the event that the Trust Account has not been liquidated prior to the 24-month anniversary of the Initial Public Offering, we intend to convert any funds in the Trust Account to cash, and such funds will cease to earn interest.

As indicated above, we completed our Initial Public Offering on November 23, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the Initial Public Offering registration statement. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. If there are funds remaining in the Trust Account on the twenty-four month anniversary of our Initial Public Offering, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we anticipate that we will instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of consummation of the Business Combination or liquidation. This means that the amount available for redemption will not increase following the twenty-four month anniversary of our Initial Public Offering, and those shareholders who elect not to redeem their Public Shares in connection with the Charter Initial Period Extension may not have another opportunity to redeem prior to such date.

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

Our initial shareholders have agreed to (i) waive their redemption rights with respect to their founder shares and (ii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period). Our initial shareholders have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. However, if our initial shareholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period). Accordingly, the founder shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

Risks Relating to Our Securities

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated memorandum and articles of association provide that we must complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively affected by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public shareholders shall be entitled to receive funds from the trust account only in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, if they redeem their shares in connection with an initial business combination that we consummate or if we seek to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem all public shares if we cannot complete an initial business combination within 21 months of the closing of our initial public offering (or during any Extension Period) or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

If we are unable to consummate our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), we will, as promptly as reasonably possible but not more than ten business days thereafter (subject to our amended and restated memorandum and articles of association and applicable law), distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our amended and restated memorandum and articles of association prior to our commencing any voluntary liquidation. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect, or any liquidation, will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 100,000,000 shares of our Class A ordinary shares, par value $0.0001 per share, 10,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are currently 97,088,673 and 5,687,500 authorized but unissued shares of our Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

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

The net proceeds from our initial public offering, together with the funds received from the sale of the private placement units (excluding $1,500,000 of net proceeds not held in the trust account), after accounting for redemptions in connection with our Extension Meeting, will provide us with approximately $20,637,576 that we may use to complete our initial business combination (no including any deferred underwriter commissions that we would pay in connection with an initial business combination).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period) or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement entered into between us and our sponsor, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our ability to complete an initial business combination with a U.S. target company may be impacted if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

We are a Cayman Islands exempted company. Our sponsor, ALSP Orchid Sponsor LLC (the “Sponsor”), which is a Delaware limited liability company, owns 4,312,500 of our founder shares and has the sole right to elect directors of ALSP Orchid. Although entities organized in non-U.S. jurisdictions such as the Cayman Islands are sometimes considered “foreign persons” under the regulations administered by CFIUS, we believe that neither ALSP Orchid nor the Sponsor would be considered a foreign person because they are ultimately controlled and majority-owned by U.S. nationals.

In the event the Sponsor is considered a foreign person, however, ALSP Orchid could also be considered a foreign person and would continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over ALSP Orchid for purposes of CFIUS’s regulations. ALSP Orchid could likewise be considered a foreign person if a foreign investor acquires a significant interest in ALSP Orchid and is viewed as having the ability to exercise control over ALSP Orchid or under other, unforeseen circumstances. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which includes controlling investments as well as certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. If ALSP Orchid’s initial business combination is with a U.S business and falls within CFIUS’s jurisdiction, ALSP Orchid may determine that we are required to make a mandatory filing or that it will submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay any such initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or recommend that the U.S. president block the initial business combination or order ALSP Orchid to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent ALSP Orchid from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to ALSP Orchid and its shareholders. As a result, the pool of potential targets with which ALSP Orchid could complete an initial business combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar potential foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and ALSP Orchid has limited time to complete an initial business combination. If ALSP Orchid cannot complete an initial business combination within the timeframe permitted under our Memorandum and Articles of Association, whether or not the Initial Period Extension Amendment Proposal (as defined below) is approved and adopted, because the review process extends beyond such timeframe or because the initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, ALSP Orchid may be required to liquidate. If ALSP Orchid liquidates, our public shareholders may only receive the redemption value of their shares ($10.29 per share at December 31, 2022), and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in a combined company.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

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

(b) Holders

As of March 28, 2023, there was 1 holder of record of our Class A ordinary shares, 2 holders of record of our units and 1 holder of record of our warrants.

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

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On February 17, 2023, we held the Extension Meeting to vote on a number of proposals, including a proposal to approve the Initial Period Extension Amendment to extend the initial date by which we must consummate an initial business combination from February 23, 2023 to August 23, 2023, subject to any additional extensions as provided in our amended and restated memorandum and articles of association. In connection with the vote to approve the Initial Period Extension Amendment, the holders of 15,253,673 Class A Ordinary Shares properly exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157,689,018. After the satisfaction of such redemptions, the balance in the Trust Account was approximately $20,637,577.

Item 6.	Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Upon the closing of our Initial Public Offering and Private Placement, approximately $176 million of the net proceeds of our Initial Public Offering and certain proceeds of the Private Placement were placed in a trust account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations (collectively “Permitted Investments”), until the earlier of: (i) the completion of an initial business combination or (ii) the distribution of the assets held in the trust account. Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the private placement, although substantially all of the net proceeds are intended to be applied toward consummating an initial business combination. On December 31, 2022, the cash held in the Trust Account was approximately $177.5 million.

On February 17, 2023, the Company held an Extraordinary General Meeting of its shareholders (the “Extension Meeting”) to vote on a number of proposals, including a proposal to amend the Company’s amended and restated memorandum and articles of association ( the “Initial Period Extension Amendment”) to extend the initial date by which the Company must consummate an initial business combination from February 23, 2023 to August 23, 2023, subject to any additional extensions as provided in the Company’s amended and restated memorandum and articles of association. The Initial Period Extension Amendment was approved by the Company’s shareholders at the Extension Meeting. In connection with the Extension Meeting, public shareholders holding 15,253,673 Class A Ordinary Shares validly exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157.7 million.

If the Company is unable to complete an initial business combination within 21 months from the closing of the Initial Public Offering (the (“Initial Period)”, which may be extended in up to two separate instances by an additional three months each, for a total of up to 24 months or 27 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 24 months, and any Extended Period will automatically be extended to 27 or 30 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 21 months (or during any Extension Period) from the close of our Initial Public Offering.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had approximately $0.5 million and $1.3 million in working capital, including approximately $0.2 million and $1.1 million in its operating bank account, respectively.

For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021, net cash used in operating activities was $872,151 and $397,674, which was due to changes in working capital of $272,964 and $247,366, our net income (loss) of $353,255 and ($144,643), and interest income on investments held in the trust account of $1,498,370 and $5,665, respectively.

For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021, net cash used in investing activities of zero and $176,219,076, respectively, was the result of the amount of net proceeds of $175,950,000 from our Public Offering being deposited to the trust account and the prepayment of the non-current portion of Director’s & Officer’s insurance.

For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021, net cash provided by financing activities of zero and $177,700,207 comprised $169,050,000 in proceeds from the issuance of units in our Public Offering net of underwriter’s discount paid and $9,150,000 in proceeds from the issuance of our private placement units, and $25,000 in proceeds from the issuance of Class B ordinary shares to our Sponsor, offset in part by the payment of $524,793 for offering costs associated with the Public Offering, including repayment of $228,000 advanced from an affiliate of our Sponsor.

Our liquidity needs up to December 31, 2022, had been satisfied through a contribution of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, an advance of approximately $228,000 from an affiliate of our sponsor and, since the close of our Initial Public Offering, the proceeds from the consummation of the private placement not held in the trust account. In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, there are no amounts outstanding under any working capital loan.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. While the Company plans to seek additional funding there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors, or consummate an initial business combination, in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021, we had net income (loss) of $353,255 and $(144,643), respectively, which consisted of $905,115 and $110,308, respectively, in general and administrative expenses, $240,000 and $40,000, respectively, of related party administrative fees which were offset by income from our investments held in the Trust Account of $2,140,529 and $5,665, less provision for income taxes of $642,159 and zero, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2022 and 2021, respectively, 17,250,000 Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260 (“ASC 260”), “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in our Initial Public Offering and private placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per share, since the exercise of warrants is contingent upon the occurrence of future events and their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations for the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021, includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. In order to determine net income (loss) attributable to both the Class A and Class B ordinary shares the Company first considered the total income (loss) allocable to both set of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.20 per share. Net income (loss) per share, basic and diluted, for Class A ordinary shares is calculated by dividing the net income (loss) allocated to the Class A ordinary shares during the reporting period by the weighted average number of Class A ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss) allocated to the Class B non-redeemable ordinary shares by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. At December 31 2022 and 2021, respectively, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income (loss) per common share is the same as basic net income (loss) per common share for the year ended December 31, 2022, and the period from August 31, 2021 (inception) through December 31, 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act (as defined under Section 13 of the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officer and Corporate Governance.

Our officers, directors and advisors are as follows:

Name	Age	Title
Thong Q. Le	47	Chief Executive Officer, President and Director
Ian A.W. Howes	64	Chief Financial Officer and Director
Kendall M. Mohler, Ph.D.	67	Chief Development Officer
Andras T. Forgacs	46	Chief Operating Officer
Kevin T. Chow, Ph.D.	52	Chief Business Officer
Bruce L.A. Carter, Ph.D.	79	Chairman of the Board of Directors
Mark W. Hahn	60	Director, Audit Committee Chair
Sundar R. Kodiyalam	60	Director
Stephanie C. Read	47	Director
Eugene W. Yeo, Ph.D.	46	Director
Randall C. Schatzman, Ph.D	68	Senior Advisor
Philip Yeo Liat Kok	76	Senior Advisor

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

Philip Yeo Liat Kok

Mr. Yeo is a senior advisor and currently serves as Chairman of the Board of Directors of Economic Development Innovations Singapore, Accuron Technologies Pte Limited, Advanced MedTech Holdings, and i-Globe Partners. Mr. Yeo served in the Singapore Administrative Service from 1970 to 1999. From 1970 to 1985, he served in various appointments in the Ministry of Defense (“MINDEF”), including Permanent Secretary for logistics, defense research & development and defense industries (1979—1985). Over the years, Mr. Yeo has served on a number of public, private, and academic sector boards. He was Chairman of SPRING (Standards, Productivity and Innovation for Growth), the Singapore Government’s enterprise development agency from 2007 to 2018 (in April 2018, SPRING Singapore merged with International Enterprise Singapore to form Enterprise Singapore). He was the former Chairman for the Agency for Science, Technology & Research (“A*STAR”) from 2001 to 2007 and Chairman of the Economic Development Board (“EDB”) from 1986 to 2001. He was also Senior Adviser for Science & Technology in the Ministry of Trade & Industry and Special Advisor for Economic Development in the Prime Minister’s Office from 2007 to 2008. Mr. Yeo is an independent Director of City Development Limited (Singapore), Kerry Logistics Network Limited (HongKong), Baiterek National Managing Holding JSC (Kazakhstan) and Sunway Berhad (Malaysia). Mr. Yeo obtained a B.A.Sc (Industrial Engineering) in 1970 from the University of Toronto, Canada, a M.S. (Systems Engineering) in 1974 from the then University of Singapore and a Master of Business Administration in 1976 from Harvard University under a Fulbright scholarship. He received honorary Ph.D.s from the University of Toronto, Karolinska Institutet, Imperial College London, National University of Singapore, and Monash University for his many years of work in economic and scientific development for Singapore. Mr. Yeo was conferred the Singapore Public Administration Medal (Silver) in 1974, the Public Administration Medal (Gold) in 1982, and the Meritorious Service Medal in 1991 and the Order of Nila Utama (First Class), Singapore’s most prestigious National Day Awards in 2006. In 1994, he was conferred by the Indonesian Government the Bintang Jana Tama (the First Class Order of Service Award) in recognition of his role in fostering good bilateral ties between Indonesia and Singapore. He was conferred the Order National du Merited (National Order of Merit) for his contribution and leadership in enhancing ties between Singapore and France in 1996. In 1998, he was honored by the Belgium Government with the Commander of the Belgium National Order of the Crown for his personal merits in promoting the cooperation between Belgian and Singapore industries and in 1998, the international Society of Design and Process Science honored Mr. Yeo with the K T Li Award of Taiwan for contributing significantly to economic and societal development.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Thong Q. Le	Accelerator Life Sciences Partners	Venture Capital	Senior Managing Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Executive Officer and Director
	Magnolia Neurosciences Corporation	Biotechnology	Chief Executive Officer and Director
	Proniras Corporation	Biotechnology	Chief Executive Officer and Director
	Acylin Therapeutics, Inc.	Biotechnology	Director
	Ravenna Pharmaceuticals, Inc.	Biotechnology	Director
	Oerth Bio LLC	Biotechnology	Director

Ian A.W. Howes	Accelerator Life Sciences Partners	Venture Capital	Managing Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Financial Officer and Director
	Magnolia Neurosciences Corporation	Biotechnology	Chief Financial Officer

Kendall M. Mohler, Ph.D.	Accelerator Life Sciences Partners	Venture Capital	Managing Director
	Neuvogen, Inc.	Biotechnology	Director
	Lydian Neurosciences Corporation	Biotechnology	Chief Development Officer
	Magnolia Neurosciences Corporation	Biotechnology	Chief Development Officer

Kevin T. Chow, Ph.D.	Accelerator Life Sciences Partners	Venture Capital	Operating Partner
	Incisive Genetics Inc.	Biotechnology	President

Andras T. Forgacs	Modern Meadow, Inc.	Biotechnology	Director
	Fork & Goode, Inc.	Food Products	Director

Bruce L.A. Carter, Ph.D.	Dr. Reddy’s Laboratories Limited	Pharmaceuticals	Director
	Mirati Therapeutics Inc.	Pharmaceuticals	Director
	Enanta Pharmaceuticals, Inc.	Pharmaceuticals	Director
	Aurigene Discoveries Technologies Limited	Biotechnology	Director
	TB Alliance	Nonprofit	Director

Mark W. Hahn	Verona Pharma plc	Pharmaceuticals	Chief Financial Officer

Sundar R. Kodiyalam	Amplipharm LLC	Pharmaceuticals	Director
	TB Alliance	Nonprofit	Director
	Alora Pharmaceuticals, Inc.	Pharmaceuticals	Director
	EG 247	Biotechnology	Director

Eugene W. Yeo, M.B.A., Ph.D.	Locanabio, Inc.	Pharmaceuticals	Director
	Eclipse Bioinnovations, Inc.	Biotechnology	Director
	Trotana, Inc.	Biotechnology	Director

Stephanie C. Read	CSL Limited	Biotechnology	Global Vice President, Strategy and Business Development
	Highland Therapeutics Inc.	Biotechnology	Director

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our directors or officers is required to commit their full time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our sponsor purchased founder shares prior to the date of our initial public offering and purchased private placement units in a transaction that closed substantially simultaneously with the closing of our initial public offering. Our sponsor and members of our management team have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of December 31, 2022 with respect to our ordinary shares held by:

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

	Class A Ordinary Shares		Class B Ordinary Shares(2)
	Beneficially Owned	Approximate Percentage of Class A Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (1)
ALSP Orchid Sponsor LLC (our sponsor)(3)	915,000	5.0%	4,312,500	19.2%
Thong Q. Le(3)	915,000	5.0%	4,312,500	19.2%
Ian A.W. Howes(3)	915,000	5.0%	4,312,500	19.2%
Kendall M. Mohler, Ph.D.(4)	—	—	—
Andras T. Forgacs(4)	—	—	—
Bruce L.A. Carter, Ph.D.(4)	—	—	—
Sundar R. Kodiyalam(4)	—	—	—
Eugene W. Yeo, Ph.D., MBA(4)	—	—	—
Stephanie C. Read(4)	—	—	—
Mark W. Hahn(4)	—	—	—
All officers and directors as a group (7 individuals)(3)	915,000	5.0%	4,312,500	19.2%
Saba Capital Management, L.P.(5)	1,592,339	8.8%	—	—
Highbridge Capital Management, LLC(6)	1,636,581	9.0%	—	—
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (7)	1,000,000	5.5%	—	—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 2815 Eastlake Avenue East, Suite 300, Seattle, WA 98102.
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
(5)

According to a Schedule 13G filed on February 14, 2023, Saba Capital Management, L.P. (“Saba”) holds shared dispositive and voting power over 1,592,339. The business address for Saba is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13G filed on January 31, 2023, Highbridge Capital Management, LLC (“Highbridge”) holds shared dispositive and voting power over 1,636,581 Class A Ordinary Shares. The business address Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

According to a Schedule 13G filed on February 8, 2022, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”) acquired 1,000,000 Class A Ordinary Shares. The business address for Calamos is 2020 Calamos Court, Naperville, IL 60503.

On March 3, 2023, we held the Extension Meeting to, in part, amend our amended and restated memorandum and articles of association to extend the initial date by which we must consummate an initial business combination from February 23, 2023 to August 23, 2023, subject to any additional extensions as provided in our amended and restated memorandum and articles of association. In connection with that vote, the holders of 5,253,673 Class A ordinary shares of the Company properly exercised their right to redeem their shares for an aggregate redemption amount of approximately $157.7. After the satisfaction of such redemptions, the balance in our trust account was approximately $20.6 million and there were 2,911,327 Class A ordinary shares outstanding. Following such redemptions, our initial shareholders owned, on an as-converted basis, approximately 72.4% of our outstanding ordinary shares.

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

If we fail to complete our initial business combination within 21 months from the closing of our initial public offering (or during any Extension Period), the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the private placement units will expire worthless.

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

Related Party Notes and Advances

As of December 31, 2022, our sponsor paid for certain offering costs on behalf of the Company in connection with our initial public offering. These advances are non-interest bearing and due on demand.

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

Fees for professional services provided by our independent registered public accounting firm for the period of August 31, 2021(inception) to December 31, 2022 include:

For the Year ended December 31, 2022
Audit Fees(1)	$42,000
Audit-Related Fees(2)	$—
Tax Fees(3)	$12,100
All Other Fees(4)	$—
Total	$54,100

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm (PCAOB Firm No. 248)

Balance Sheet as of December 31, 2022 and 2021

Statements of Operations for the year ended December 31, 2022 and the period from August 31, 2021 (inception) through December 31, 2021

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and the period from August 31, 2021 (inception) through December 31, 2021

Statements of Cash Flows for the year ended December 31, 2022 and the period from August 31, 2021 (inception) through December 31, 2021

Notes to Financial Statements

(2) The following financial statement schedule is filed herewith:

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

(3) Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of the Company.

4.1	Warrant Agreement, dated November 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company.

4.2*	Description of the Company’s Securities

10.1	Investment Management Trust Account Agreement, dated November 23, 2021, by and between the Company and Continental Stock Transfer & Trust Company.

10.2	Registration Rights Agreement, by and among the Company, the Sponsor and certain other equityholders named therein.

10.3	Indemnity Agreement, dated November 18, 2021, by and between the Company and each of the Company’s officers and directors.

10.4	Letter Agreement, dated November 23, 2021, by and among the Company, the Sponsor and the Company’s officers and directors.

10.5	Private Placement Unit Purchase Agreement, Dated November 22, 2021, by and between the Company and the Sponsor.

10.6	Administrative Services Agreement, dated November 23, 2021, by and between the Company and Accelerator Services Corporation.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16.	Form 10-K Summary.

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

ALSP ORCHID ACQUISITION CORPORATION I

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
ALSP Orchid Acquisition Corporation I
Opinion on the financial statements
We have audited the accompanying balance sheets of ALSP Orchid Acquisition Corporation I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from August 31, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from August 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and its operating cash and working capital as of December 31, 2022 are not sufficient to meet its obligations for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Philadelphia, Pennsylvania
March 31, 2023

ALSP Orchid Acquisition Corporation I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets
Cash	$211,306	$1,083,457
Prepaid Insurance	287,494	301,038

Total current assets	498,800	1,384,495
Cash and cash equivalents held in Trust Account	177,454,035	175,955,665
Other assets	—	269,076

Total assets	$177,952,835	$177,609,236

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$26,201	$19,187
Due to related party	17,815	34,485

Total current liabilities	44,016	53,672

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,081,516	6,091,172

Commitments and Contingencies
Class A ordinary shares, 17,250,000 shares subject to possible redemption at $10.29 and $10.20 per share, respectively	177,454,035	175,950,000
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(5,583,239)	(4,432,459)

Total shareholders’ deficit	(5,582,716)	(4,431,936)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$177,952,835	$177,609,236

ALSP Orchid Acquisition Corporation I
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the Period from August 31, 2021 (inception) through December 31, 2021
Operating and Formation Costs
General and administrative expenses	$905,115	$110,308
Administrative expenses—related party	240,000	40,000

Loss from operations	(1,145,115)	(150,308)

Interest earned on investments held in Trust Account	2,140,529	5,665

Net income (loss) before income taxes	995,414	(144,643)

Income tax provision	(642,159)	—

Net income (loss)	$353,255	$(144,643)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	18,165,000	5,469,512

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$1.00

Basic and diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	4,312,500	3,831,280

Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$(0.05)	$(1.46)

ALSP Orchid Acquisition Corporation I
STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT

	Common Shares Subject		Class A		Class B		Additional		Total
	to Possible Redemption		Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 31, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Proceeds from issuance of Class B ordinary shares to Sponsor			—	—	4,312,500	431	24,569	—	25,000
Proceeds from issuance of units in initial public offering, gross	—	—	17,250,000	1,725	—	—	172,498,275		172,500,000
Offering Costs	—	—	—	—	—	—	(5,724,477)	(4,287,816)	(10,012,293)
Proceeds from issuance of private placement units to Sponsor in private placement	—	—	915,000	92	—	—	9,149,908	—	9,150,000
Shares subject to possible redemption	17,250,000	175,950,000	(17,250,000)	(1,725)	—	—	(175,948,275)	—	(175,950,000)
Net loss	—	—	—	—	—	—	—	(144,643)	(144,643)

Balance at December 31, 2021	17,250,000	$175,950,000	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Remeasurement for redeemable ordinary shares to redemption value	—	1,504,035	—	—	—	—	—	(1,504,035)	(1,504,035)
Net income	—	—	—	—	—	—	—	353,255	353,255

Balance at December 31, 2022	17,250,000	$177,454,035	915,000	$92	4,312,500	$431	$—	$(5,583,239)	$(5,582,716)

ALSP Orchid Acquisition Corporation I
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from August 31, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$353,255	$(144,643)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account, net of taxes withheld	(1,498,370)	(5,665)
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to related party	(9,656)	53,672
Prepaid expenses and other assets	282,620	(301,038)

Net cash used in operating activities	(872,151)	(397,674)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(175,950,000)
Other assets	—	(269,076)

Net cash used in financing activities	—	(176,219,076)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from initial public offering, gross	—	172,500,000
Proceeds from private placement	—	9,150,000
Offering Cost paid	—	(3,974,793)

Net cash provided by financing activities	—	177,700,207

NET CHANGE IN CASH	(872,151)	1,083,457
CASH, BEGINNING OF PERIOD	1,083,457	—

CASH, END OF PERIOD	$211,306	$1,083,457

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriting commissions	$—	$6,037,500
Initial value of Class A ordinary shares subject to possible redemption	$—	$175,950,000
Accretion of Class A ordinary shares to redemption value	$1,504,035	$—

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
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
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through December 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of our Initial Public Offering through December 31, 2022, a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income
in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
The Company intends to finance a Business Combination with proceeds from its $172,500,000 Initial Public Offering (see Note 3) and $9,150,000 Private Placement (see Note 4). Of the $181,650,000 total proceeds from the Initial Public Offering and Private Placement, $175,950,000 was deposited into a trust account (“Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee on the Closing Date. The funds in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

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
If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a Public Shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes. As a result, such shares are recorded at their redemption amount and classified as temporary equity on the balance sheets, in accordance with Accounting Standards Codification FASB ASC Topic 480,
Distinguishing Liabilities from Equity
(“ASC 480”).
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $0.5 million in working capital, including approximately $0.2 million in its operating bank account.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and, since the close of our Initial Public Offering, the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of December 31, 2022 and 2021, respectively, no written agreements exist nor were there amounts outstanding under any related party loans (Note 4).
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification
205-40,
Presentation of Financial Statements -
Going Concern
, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. While the Company plans to seek additional funding there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors, or consummate an initial business combination, in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying balance sheets have been prepared in US dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
,” (“ASC 820”) approximates the carrying amounts represented in the balance sheets.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $177,454,035 and $175,955,665 in cash held in the Trust Account as of December 31, 2022 and 2021, respectively.
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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At December 31, 2022 and 2021, respectively, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2022 and 2021, respectively, 17,250,000 Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 9,082,500 shares of Class A ordinary shares in the calculation of diluted earnings per ordinary share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.
In order to determine the net income (loss) attributable to both the redeemable Class A shares and the non-redeemable
Class A and Class B shares
(“Non-redeemable
shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.29 and $10.20, respectively, per share. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable
shares for the year ended December 31, 2022 and the period from August 31, 2021 (inception) through December 31, 2021, respectively, reflective of the respective participation rights.
The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):
For the year ended December 31, 2022:

Net income	$353,255
Accretion of temporary equity to redemption value	(1,504,035)

Net loss excluding accretion of temporary equity to redemption	$(1,150,780)

	Class A Shares	Class B Shares	Total
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$285,480	$67,775	$353,255
Accretion allocated based on ownership percentage	(1,215,473)	(288,562)	(1,504,035)
Accretion applicable to Class A redeemable shares	1,504,035	—	1,504,035

Income (loss) by class	$574,042	$(220,787)	$353,255

Denominator:
Basic and diluted weighted average shares outstanding	18,165,000	4,312,500

Basic and Diluted net income (loss) per ordinary share	$0.03	$(0.05)

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

For the period from August 31, 2021 (inception) through December 31, 2021:

Net Loss	$(144,643)
Accretion of Class A redeemable shares to redemption amount	(13,462,293)

Net loss including accretion of temporary equity to redemption value	$(13,606,936)

	Class A Shares	Class B Shares	Total
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(8,001,824)	$(5,605,112)	$(13,606,936)
Accretion of Class A redeemable shares to redemption amount	13,462,293	—	13,462,293

Income (loss) by class	$5,460,469	$(5,605,112)	$(144,643)

Denominator:
Basic and diluted weighted average shares outstanding	5,469,512	3,831,280

Basic and Diluted net income (loss) per ordinary share	$1.00	$(1.46)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021, respectively. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. The Company is subject to foreign income tax withholding on income from investments held in the Trust Account. Such amounts, totaling $642,159 and zero for the year ended December 31, 2022 and the period from August 31, 2021 (inception) through December 31, 2021, respectively, are reflected as income tax provision in the condensed statements of operations.
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
The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at December 31, 2022 and 2021, respectively.

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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

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
Due to Related Party
During the period from August 31, 2021 (inception) through December 31, 2021, an affiliate of the Sponsor paid certain formation and operating costs on behalf of the Company totaling $
227,776
. As of December 31, 2021, the balance due to the related party was $
34,485
and was repaid on January 27, 2022. For the year ended December 31, 2022 the affiliate of the Sponsor paid $
90,174
of operating costs on behalf of the Company and all of these costs were repaid to the affiliate as of December 31, 2022, except $
17,815
, which was completely repaid on January 24, 2023.
Administrative Support Agreement
Commencing on November 23, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Accordingly, Administrative expense – related party of $240,000 was recorded for the year ended December 31, 2022 and $40,000 for the period August 31, 2021 (inception) through December 31, 2021.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
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
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at December 31, 2022 and 2021, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.
Warrants
As of December 31, 2022 and 2021, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.
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

•
if, and only if, the last reported closing price of the Company’s shares of ordinary share equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, and the like) for any 20 trading days within a
30-trading
day period prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

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
The following table presents information about the Company’s assets that are measured at fair value at December 31, 2022 and 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents held in trust account	1	$177,454,035	$175,955,665

8.	Subsequent Events
On February 17, 2023, the Company held an Extraordinary General Meeting of its shareholders (the “Extension Meeting”) to vote on a number of proposals, including a proposal to amend the Company’s amended and restated memorandum and articles of association ( the “Initial Period Extension Amendment”) to extend the initial date by which the Company must consummate an initial business combination from February 23, 2023 to August 23, 2023, subject to any additional extensions as provided in the Company’s amended and restated memorandum and articles of association. The Initial Period Extension Amendment was approved by the Company’s shareholders at the Extension Meeting.

ALSP Orchid Acquisition Corporation I
Notes to Financial Statements
For the year ended December 31, 2022, and the period from August 31, 2021 (inception) through
December 31, 2021

In connection with the extension meeting, public shareholders holding 15,253,673 Class A Ordinary Shares validly exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157.7 million.