Form 10-Q
period 2023-03-31
ALSP Orchid Acquisition Corp I
filed 2023-05-15
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 15, 2023, there were 2,911,327 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ALSP ORCHID ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$47,130	$211,306
Prepaid Insurance	183,271	287,494

Total current assets	230,401	498,800
Cash and cash equivalents held in Trust Account	21,066,569	177,454,035

Total assets	$21,296,970	$177,952,835

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expense	$303,643	$26,201
Due to related party	25,265	17,815

Total current liabilities	328,908	44,016

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,366,408	6,081,516

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 1,996,327 and 17,250,000 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively	21,066,569	177,454,035

Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 17,250,000 Class A shares subject to redemption)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,136,530)	(5,583,239)

Total shareholders’ deficit	(6,136,007)	(5,582,716)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$21,296,970	$177,952,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2023 AND 2022 (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Operating and Formation Costs
General and administrative expenses	$493,291	$294,014
Administrative expenses - related party	60,000	60,000

Loss from operations	(553,291)	(354,014)

Interest earned on investments held in the Trust Account	1,859,374	3,350

Net income (loss) before income taxes	1,306,083	(350,664)

Income tax provision	(557,812)	(1,005)

Net income (loss)	$748,271	$(351,669)

Basic and diluted weighted average shares outstanding of Class A redeemable ordinary shares	9,623,164	17,250,000

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.10	$0.00

Basic and diluted weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	5,227,500	5,227,500

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.04)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT FOR THE
THREE MONTHS ENDED
MARCH 31, 2023 AND 2022 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	915,000	$92	4,312,500	$431	$—	$(5,583,239)	$(5,582,716)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,301,562)	(1,301,562)
Net income	—	—	—	—	—	748,271	748,271

Balance at March 31, 2023 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(6,136,530)	$(6,136,007)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Net loss	—	—	—	—	—	(351,669)	(351,669)

Balance at March 31, 2022 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(4,784,128)	$(4,783,605)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED
MARCH 31, 2023 AND 2022 (UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$748,271	$(351,669)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account, net of taxes withheld	(1,301,562)	(2,345)
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to related party	284,892	73,162
Prepaid expenses and other assets	104,223	73,385

Net cash used in operating activities	(164,176)	(207,467)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account in connection with redemption	(157,689,018)	—

Net cash used in investing activities	(157,689,018)	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	157,689,018	—

Net cash provided by financing activities	157,689,018	—

NET CHANGE IN CASH	(164,176)	(207,467)
CASH, BEGINNING OF PERIOD	211,306	1,083,457

CASH, END OF PERIOD	$47,130	$875,990

Supplemental Schedule of Non-Cash Financing Activities:
Accretion of Class A ordinary shares to redemption value	$1,301,562	$—
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
As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of our Initial Public Offering, a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income
in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
In connection with the extension meeting, public shareholders holding 15,253,673 Class A Ordinary Shares validly exercised their right to redeem their Class A Ordinary Shares for an aggregate redemption amount of approximately $157.7 million. As a result, the amount held in the Trust Account has been materially reduced. See Note 6.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Funds will remain in the Trust Account except for the withdrawal of interest earned on the funds that may be released to the Company to pay taxes. The proceeds from the Initial Public Offering and Private Placement will not be released from the Trust Account until the earliest of (i) the completion of a Business Combination, (ii) the redemption of the public shares if the Company has not completed a Business Combination within 21 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 24 months or 27 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the trust account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 27 months, and any Extended Period will automatically be extended to 27 or 30 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if we have filed (a) a Form
8-K
including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), subject to applicable law, or (iii) the redemption of the public shares properly submitted in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) that would modify the substance or timing of the Company obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated a Business Combination within 21 months from the closing of the offering (or during any Extension Period) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial
business combination activity. The proceeds held outside the Trust Account may be used to pay business, legal and accounting due diligence on prospective acquisitions, listing fees and continuing general and administrative expenses.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the remaining net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the Deferred underwriting discounts and commissions and taxes payable on interest earned on the Trust Account) at the time of the Company signing a definitive agreement to enter into the Business Combination.
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

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
If the Company does not complete a Business Combination within 21 months (or during any Extension Period), it shall (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to consummate a Business Combination within 21 months (or during any Extension Period) from the close of the Initial Public Offering. The Company’s amended and restated memorandum and articles of association provide that, if the Company winds up for any other reason prior to the consummation of a Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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
(“ASC 480”).
Liquidity and Capital Resources
As of March 31, 2023, the Company had a working capital deficit of $98,507 and at December 31, 2022 the Company had $454,784 in working capital. The Company had $47,130 and $211,306 in its operating bank account at March 31, 2023 and December 31, 2022, respectively.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any related party loans. See Note 8.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying
condensed financial statements have
been prepared in US dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $21,066,569 and $177,454,035 in cash held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2023 and December 31, 2022, 1,996,327 and 17,250,000, respectively, Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against ordinary shares and accumulated deficit. See Note 6.
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
Class A and Class B shares
(“Non-redeemable
shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.55 and $10.20 per share at March 31, 2023 and 2022, respectively. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable
shares for the three months ended March 31, 2023 and 2022, respectively, reflective of the respective participation rights.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the three months ended March 31, 2023:
Net income			$748,271
Accretion of temporary equity to redemption value			(1,301,562)

Net loss excluding accretion of temporary equity to redemption			$(553,911)

	Redeemable	Non-redeemable	Total
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$484,876	$263,395	$748,271
Accretion allocated based on ownership percentage	(843,406)	(458,156)	(1,301,562)
Accretion applicable to Class A redeemable shares	1,301,562	—	1,301,562

Income (loss)	$943,032	$(194,761)	$748,271

Denominator:
Basic and diluted weighted average shares outstanding	9,623,164	5,227,500

Basic and Diluted net income (loss) per ordinary share	$0.10	$(0.04)

For the three months ended March 31, 2022:
Net Loss			$(351,669)

Net loss excluding accretion of temporary equity to redemption			$(351,669)

	Redeemable	Non-redeemable	Total
Basic and diluted net income (loss) per ordinary share:
Numerator:

Interest Income /Loss from operations	$2,345	$(354,014)	$(351,669)

Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,227,500

Basic and Diluted net income (loss) per ordinary share	$0.00	$(0.07)

Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815,
 Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The warrants issued in the Initial Public Offering and Private Placement are equity classified. See Note 6.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
In its Initial Public Offering the Company sold 17,250,000 Units at a price of $10.00 per unit. Each Unit consists of one share of Class A ordinary share and one-half
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to adjustment See Note 6.
The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at March 31, 2023 and December 31, 2022
.

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
Founder Shares
On September 22, 2021, our Sponsor subscribed to purchase 4,312,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. The Founder Shares are identical to the shares of Class A ordinary shares included in the Units sold in the Initial Public Offering except that:

•
Initial shareholders have entered into an agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within 21 months (or any Extension Period) from the closing of the Initial Public Offering. Initial shareholders have also agreed (A) that they will not propose any amendment to our amended and restated memorandum and articles of association that would modify the substance or timing of our obligation to allow redemption in connection with a Business Combination or to redeem 100% of our Public Shares if the Company does not complete a Business Combination within 21 months (or during any Extension Period) from the Closing Date, or with respect to any other provisions relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides public shareholders with the opportunity to redeem their shares and (B) to waive their redemption rights with respect to their Founder Shares and any public shares they may acquire during or after the Initial Public Offering in connection with the completion of a Business Combination. However, if initial shareholders acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to consummate a Business Combination within 21 months (or during any Extension Period) from the close of the Initial Public Offering. If the Company submits a Business Combination to our public shareholders for a vote, our initial shareholders have agreed to vote their Founder Shares, Private Placement shares and any public shares purchased during or after the Initial Public Offering in favor of the Business Combination.

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
Private Placement
On the Closing Date, the Sponsor purchased an aggregate of 915,000 Private Placement Units at a price of $10.00 per unit. The Private Placement Units are identical to the units sold in the Initial Public Offering except that (a) Private Placement Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our Business Combination and (b) the holders thereof will be entitled to registration rights. Our Sponsor has agreed to (i) waive its redemption rights with respect to their Private Placement shares in connection with the Business Combination and (ii) with respect to a modification of the substance or timing of the redemption of 100% of the public shares if the Company fails to complete a Business Combination within 21 months (or during any Extension Period) from the Closing Date and (iii) waive their rights to liquidating distributions from the Trust Account in the Company fails to complete the Business Combination within 21 months (or during any Extension Period) from the Closing Date.
If the Company does not consummate a Business Combination within 21 months (or during any Extension Period) from the Closing Date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

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
Related Party Loans
On September 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). No interest accrues on the unpaid principal balance of the Note. The principal of the Note could be drawn down prior to the earlier of December 31, 2021, or the consummation of the Initial Public Offering. As of December 31, 2021, the Company had not borrowed on the Note and thus it expired unused. See Note 8.
In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company could repay the working capital loans out of the proceeds of the Trust Account released to us. Otherwise, the working capital loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans. The working capital loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such working capital loans may be convertible Private Placement Units at a price of $10.00 per unit. To date, the Company had no outstanding borrowings under any working capital loans under this arrangement. See Note 8.
Due to Related Party
An affiliate of the Sponsor has paid certain operating costs on behalf of the Company, to facilitate timely payment of the costs. The affiliate paid operating expenses of $25,265 during the three months ended March 31, 2023 and the balance due the affiliate at March 31, 2023 was $25,265.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Administrative Support Agreement
Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Administrative expense – related party of $60,000 and $60,000 was recorded for the three months ended March 31, 2023 and 2022, respectively.

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
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, the
r
e were 1,996,327 and 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, respectively, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at March 31, 2023 and December 31, 2022, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote
for each share. At March 31, 2023 and December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.
Warrants
As of March 31, 2023 and December 31, 2022, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.
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
Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within 21 months (or during any Extension Period) from the Closing Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
The following table presents information about the Company’s assets that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
March 31, 2023:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$21,066,569

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

December 31, 2022:

Description	Level	Quoted Prices in Active Markets
Assets:
Cash and cash equivalents held in trust account	1	$177,454,035

8.	Subsequent Events
On April 5, 2023, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was deficient in meeting the requirements of Listing Rule 5450(b)(2)(A), which requires the listed securities of the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $
50,000,000
. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days (or until October 2, 2023) to regain compliance (the “Compliance Period”). The Notice notes that to regain compliance, the Company’s Securities must trade at or above a level such that the Company’s MVLS closes at or above $
50,000,000
for a minimum of ten consecutive business days during the Compliance Period. The Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its Securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting.
The Company intends to regain compliance within the specified Compliance Period. The Company’s securities will continue to trade on Nasdaq during the Compliance Period.
On April 28, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $
350,000
to our Sponsor, which was funded in full by the Sponsor upon execution of the Note. The Note bears interest at a rate of
4.8
% per annum, computed on the basis of a
365-day
year, compounded semi-annually. The principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates an initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable.
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

Overview

ALSP Orchid Acquisition Corporation I is a blank check company incorporated on August 31, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities (“initial business combination”). The Company has generated no operating revenues to date and does not expect to generate operating revenues until we consummate our initial business combination. The Company’s sponsor is ALSP Orchid Sponsor LLC (“Sponsor”), a Delaware limited liability company, which is owned, in part, and controlled by Accelerator Life Sciences Partners II, LP an affiliate of our sponsor.

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

In connection with the extension meeting, public shareholders holding 15,253,673 Class A Ordinary Shares validly exercised their right to redeem their public shares for an aggregate redemption amount of approximately $157.7 million. As a result, the amount held in the Trust Account has been materially reduced.

If the Company is unable to complete an initial business combination within 21 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 24 months or 27 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 24 months, and any Extended Period will automatically be extended to 27 or 30 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 21 months (or during any Extension Period) from the close of our Initial Public Offering.

Liquidity and Capital Resources

As of March 31, 2023, the Company had a working capital deficit of $98,507. The Company had $47,130 in its operating bank account at March 31, 2023.

Our liquidity needs up to March 31, 2023, have been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of Class B ordinary shares, (“the Founder Shares”), an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the advance to the related party on January 27, 2022.

On April 28, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $350,000 to the Sponsor, which was funded in full by the Sponsor upon execution of the Note. The Note bears interest at a rate of 4.8% per annum, computed on the basis of a 365-day year, compounded semi-annually. The principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates an initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable.

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

Results of Operations

All activity since inception up to March 31, 2023, was in preparation for our formation, our Initial Public Offering and, since the closing of our Initial Public Offering, our activity has been limited to a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had net income of $748,271 which consisted of $493,291 in general and administrative expenses, $60,000 of related party administrative fees, offset by interest of income from our investments held in the Trust Account, net of applicable tax withholding, of $1,301,562.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2023 and December 31, 2022, 1,996,327 and 17,250,000, respectively, Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

In order to determine the net income (loss) attributable to both the redeemable Class A shares and the non-redeemable Class A and Class B shares (“Non-redeemable shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.55 and $10.20 per share at March 31, 2023 and 2022, respectively. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable shares for the three months ended March 31, 2023 and 2022, respectively, reflective of the respective participation rights.

At March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ALSP ORCHID ACQUISITION CORPORATION I

Date: May 15, 2023	By:	/s/ Thong Q. Le
	Name:	Thong Q. Le
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Ian A.W. Howes
	Name:	Ian A.W. Howes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)