Form 10-Q
period 2023-06-30
ALSP Orchid Acquisition Corp I
filed 2023-08-14
CIK 1883962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2023

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, there were 2,911,327 Class A ordinary shares, $0.0001 par value per share, and 4,312,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ALSP ORCHID ACQUISITION CORPORATION I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash	$107,991	$211,306
Prepaid Insurance	71,367	287,494

Total current assets	179,358	498,800
Cash and cash equivalents held in Trust Account	21,326,512	177,454,035

Total assets	$21,505,870	$177,952,835

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Current liabilities
Accounts payable	$43,359	$26,201
Accrued expenses	49,874	—
Due to related party	100,866	17,815
Note payable to Sponsor	350,000	—

Total current liabilities	544,099	44,016

Deferred underwriting commissions	6,037,500	6,037,500

Total liabilities	6,581,599	6,081,516

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 1,996,327 and 17,250,000 shares at redemption value as of June 30, 2023 and December 31, 2022, respectively	21,326,512	177,454,035
Shareholders’ Deficit
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 915,000 issued and outstanding (excluding 1,996,327 and 17,250,000 Class A shares subject to redemption, respectively)	92	92
Class B ordinary shares, $0.0001 par value, 10,000,000 shares authorized, and 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,402,764)	(5,583,239)

Total shareholders’ deficit	(6,402,241)	(5,582,716)

Total liabilities, redeemable Class A ordinary shares and shareholders’ deficit	$21,505,870	$177,952,835

3.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating and Formation Costs
General and administrative expenses	$206,234	$215,854	$699,525	$509,868
Administrative expenses – related party	60,000	60,000	120,000	120,000

Loss from operations	(266,234)	(275,854)	(819,525)	(629,868)

Interest earned on investments held in the Trust Account	371,347	81,343	2,230,721	83,688

Net income (loss) before income taxes	105,113	(194,511)	1,411,196	(546,180)

Income tax provision	(111,404)	—	(669,216)	—

Net income (loss)	$(6,291)	$(194,511)	$741,980	$(546,180)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	1,996,327	17,250,000	5,788,677	17,250,000

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.09	$(0.01)	$0.20	$(0.02)

Basic and diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	5,227,500	5,227,500	5,227,500	5,227,500

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.04)	$(0.01)	$(0.07)	$(0.02)

4.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

Three and six months ended June 30, 2023
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	915,000	$92	4,312,500	$431	$—	$(5,583,239)	$(5,582,716)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(1,301,562)	(1,301,562)
Net income	—	—	—	—	—	748,271	748,271

Balance at March 31, 2023 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(6,136,530)	$(6,136,007)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(259,943)	(259,943)
Net loss	—	—	—	—	—	(6,291)	(6,291)

Balance at June 30, 2023 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(6,402,764)	$(6,402,241)

Three and six months ended June 30, 2022
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’
	Shares	Amount	Shares	Amount			Deficit
Balance at December 31, 2021	915,000	$92	4,312,500	$431	$—	$(4,432,459)	$(4,431,936)
Net loss	—	—	—	—	—	(351,669)	(351,669)

Balance at March 31, 2022 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(4,784,128)	$(4,783,605)
Net loss	—	—	—	—	—	(194,511)	(194,511)

Balance at June 30, 2022 (Unaudited)	915,000	$92	4,312,500	$431	$—	$(4,978,639)	$(4,978,116)

5.

ALSP ORCHID ACQUISITION CORPORATION I
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(UNAUDITED)

	Six months ended June 30, 2023	Six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$741,980	$(546,180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account, net of taxes withheld	(1,561,505)	(83,688)
Changes in operating assets and liabilities:
Prepaid insurance	216,127	—
Accounts payable	17,158	3,363
Accrued expenses	49,874	—
Due to related party	83,051	—
Other assets	—	146,770

Net cash used in operating activities	(453,315)	(479,735)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account in connection with redemption	(157,689,018)	—

Net cash used in investing activities	(157,689,018)	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	157,689,018	—
Note payable to Sponsor	350,000	—

Net cash provided by financing activities	158,039,018	—

NET CHANGE IN CASH	(103,315)	(479,735)
CASH, BEGINNING OF PERIOD	211,306	1,083,457

CASH, END OF PERIOD	$107,991	$603,722

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
As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from August 31, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, since the closing of our Initial Public Offering, a search for Business Combination candidates. The Company will not generate operating revenues prior to the completion of a Business Combination and will generate non-operating income
in the form of interest income on Permitted Investments (as defined below) on the proceeds derived from the Initial Public Offering.
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
In connection with the extension meeting, public shareholders holding 15,253,673 Class A Ordinary Shares validly exercised their right to redeem their Class A shares for an aggregate redemption amount of approximately $157.7 million. As a result, the amount held in the Trust Account has been materially reduced. See Note 6.

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

8.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
The underwriters have agreed to waive their rights to any Deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination and those amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. See Note 9.
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
(“ASC 480”).
Liquidity and Capital Resources
As of June 30, 2023, the Company had a working capital deficit of $364,741 and at December 31, 2022 the Company had $454,784 in working capital. The Company had $107,991 and $211,306 in its operating bank account at June 30, 2023 and December 31, 2022, respectively.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company, the proceeds from the consummation of the Private Placement not held in the Trust Account and the proceeds from a $350,000 loan from the Sponsor discussed below.
On April 28, 2023, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $350,000 to the Sponsor, which was funded in full by the Sponsor upon execution of the Note. The Note bears interest at a rate of 4.8% per annum, computed on the basis of a
365-day
year, compounded semi-annually. The

9.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable. There were no amounts outstanding under any related party loan at December 31, 2022. See Note 9.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in US dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company had $21,326,512 and $177,454,035 in cash held in the Trust Account as of June 30, 2023 and December 31, 2022, respectively.

10.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and investments held in the Trust Account. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

11.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.
As of June 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.
Redeemable Shares
All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2023 and December 31, 2022, 1,996,327 and 17,250,000, respectively, Class A ordinary shares, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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
Class A and Class B shares
(“Non-redeemable
shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.68 and $10.20 per share at June 30, 2023 and 2022, respectively. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable
shares for the three and six months ended June 30, 2023 and 2022, respectively, reflective of the respective participation rights.

12.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the three and six months ended June 30, 2023, respectively
Net income (loss)	$(6,291)	$741,980
Accretion of temporary equity to redemption value	(259,943)	(1,561,505)

Net loss excluding accretion of temporary equity to redemption	$(266,234)	$(819,525)

	For the three months ended June 30, 2023		For the six months ended June 30, 2023
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(1,739)	$(4,552)	$389,889	$352,091
Less: Accretion allocated based on ownership percentage	(71,836)	(188,107)	(820,525)	(740,980)
Plus: Accretion applicable to Class A redeemable shares	259,943	—	1,561,505	—

Income (loss) by class	$186,368	$(192,659)	$1,130,869	$(388,889)

Denominator:
Basic and diluted weighted average shares outstanding	1,996,327	5,227,500	5,788,677	5,227,500

Basic and Diluted net income (loss) per ordinary share	$0.09	$(0.04)	$0.20	$(0.07)

For the three and six months ended June 30, 2022, respectively
Net loss	$(194,511)	$(546,180)
Accretion of temporary equity to redemption value	(81,343)	(83,688)

Net loss excluding accretion of temporary equity to redemption	$(275,854)	$(629,868)

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(157,192)	$(37,319)	$(441,391)	$(104,789)
Less: Accretion allocated based on ownership percentage	(65,737)	(15,606)	(67,632)	(16,056)
Plus: Accretion applicable to Class A redeemable shares	81,343	—	83,688	—

Net loss by class	$(141,586)	$(52,925)	$(425,335)	$(120,845)

Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	5,227,500	17,250,000	5,227,500

Basic and Diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

13.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,450,000, to the underwriters at the Closing Date, with an additional fee (the “Deferred underwriting commission”) of 3.50% of the gross proceeds of the Initial Public Offering, or $6,037,500, payable upon the Company’s completion of a Business Combination. The Deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred underwriting commission. The Deferred underwriting commission has been recorded as a deferred liability at June 30, 2023 and December 31, 2022. See Note 9.

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

15.

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
Related Party Loans
At June 30, 2023 the Company had borrowed the principal amount of $350,000 from the Sponsor, pursuant to the Note Agreement. See Note 1 and Note 9.
Due to Related Party
An affiliate of the Sponsor has paid certain operating costs on behalf of the Company, to facilitate timely payment of the costs. The affiliate paid operating expenses of $6,131 during the six months ended June 30, 2023 and the balance due the affiliate at June 30, 2023 was $100,866, including amounts owed per Administrative Support Agreement.
Administrative Support Agreement
Commencing on November 23, 2021, the Company has agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities, and administrative support until completion of a Business Combination or the Company’s liquidation. Administrative expense – related party of $60,000 and $120,000 was recorded for the three and six months ended June 30, 2023 and $60,000 and $120,000 for the three and six months ended June 30, 2022, respectively.

16.

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
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering, or $3,450,000. Additionally, the underwriters will be entitled to a Deferred underwriting commission of 3.5% or $6,037,500 of the gross proceeds of the Initial Public Offering held in the Trust Account solely upon the completion of the Company’s Business Combination subject to the terms of the Underwriting Agreement, dated September 14, 2021 (the “Underwriting Agreement”) among the Company and Stifel, Nicolaus & Company, Incorporated (“Stifel”) and Nomura Securities International, Inc. (“Nomura”). See Note 9.
6. Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 100,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 1,996,327 and 17,250,000 shares of Class A ordinary shares (“Public Shares”) issued and outstanding, respectively, all of which were subject to possible redemption and were classified at their redemption value in temporary equity, outside of the shareholders’ deficit section on the balance sheet. There were also 915,000 Private Placement Class A ordinary shares issued and outstanding at June 30, 2023 and December 31, 2022, related to the Private Placement, which are not redeemable and have certain other restrictions as noted in Note 4.
Class B Ordinary Shares
The Company is authorized to issue 10,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 4,312,500 shares of Class B ordinary shares issued and outstanding.

17.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

Warrants
As of June 30, 2023 and December 31, 2022, there were 9,082,500 warrants issued or outstanding in the Initial Public Offering and Private Placement.
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

18.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

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
7. Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:
June 30, 2023:

Description	Level	Fair Market Value
Assets:
Cash and cash equivalents held in trust account	1	$21,326,512
Note payable to Sponsor	3	$350,000
December 31, 2022:

Description	Level	Fair Market Value
Assets:
Cash and cash equivalents held in trust account	1	$177,454,035

19.

ALSP Orchid Acquisition Corporation I
Notes to Unaudited Condensed Financial Statements

8. Nasdaq notice
On April 5, 2023, the Company received a notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was deficient in meeting the requirements of Listing Rule 5450(b)(2)(A), which requires the listed securities of the Company to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000. The Letter is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq.
In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days (or until October 2, 2023) to regain compliance (the “Compliance Period”). The Notice notes that to regain compliance, the Company’s Securities must trade at or above a level such that the Company’s MVLS closes at or above $50,000,000 for a minimum of ten consecutive business days during the Compliance Period. The Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its Securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by October 2, 2023, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting.
The Company intends to regain compliance within the specified Compliance Period. The Company’s securities will continue to trade on Nasdaq during the Compliance Period.
9. Subsequent Events
On August 11, 2023, the Company issued a second unsecured promissory note (“Note 2”) in the principal amount of $350,000 to the Sponsor, which was funded in full by the Sponsor on August 11, 2023. The Note bears interest at a rate of 4.8% per annum, computed on the basis of a
365-day
year, compounded semi-annually. The principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable.
On July 6, 2023, pursuant to the terms of the Underwriting Agreement, Stifel waived the deferred underwriting fee owed to Stifel by the Company. On July 13, 2023, pursuant to the terms of the Underwriting Agreement, Nomura waived the deferred underwriting fee owed to Nomura by the Company. In total, deferred underwriting commissions of $6,037,500 were waived by Stifel and Nomura.
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

21.

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

If the Company is unable to complete an initial business combination within 21 months from the closing of the Initial Public Offering (the “Initial Period,” which may be extended in up to two separate instances by an additional three months each, for a total of up to 24 months or 27 months, as applicable (each period as so extended, an “Extension Period”), by depositing into the Trust Account for each three month extension in an amount of $0.10 per unit; provided that the Initial Period will automatically be extended to 24 months, and any Extended Period will automatically be extended to 27 or 30 months, as applicable (any such automatically extended period, the “Automatically Extended Period”), if the Company has filed (a) a Form 8-K including a definitive merger or acquisition agreement or (b) a proxy statement, registration statement or similar filing for an initial business combination but have not completed the initial business combination during the applicable period (any such Extended Period or Automatically Extended Period, an “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay our income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of our Company, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 21 months (or during any Extension Period) from the close of our Initial Public Offering. The Company continues to pursue an initial business combination.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a working capital deficit of $364,741 and at December 31, 2022 the Company had $454,784 in working capital. The Company had $107,991 and $211,306 in its operating bank account at June 30, 2023 and December 31, 2022, respectively.

22.

Our liquidity needs up to June 30, 2023, have been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of Class B ordinary shares, (“the Founder Shares”), an advance of approximately $228,000 from an affiliate of our sponsor and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the advance to the related party on January 27, 2022. In addition, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $350,000 to the Sponsor on April 28, 2023, which was funded in full by the Sponsor upon execution of the Note. The Note bears interest at a rate of 4.8% per annum, computed on the basis of a 365-day year, compounded semi-annually. The principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates an initial business combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable.

On August 11, 2023, the Company issued a second unsecured promissory note (“Note 2”) in the principal amount of $350,000 to the Sponsor, which was funded in full by the Sponsor on August 11, 2023. The Note bears interest at a rate of 4.8% per annum, computed on the basis of a 365-day year, compounded semi-annually. The principal balance of the Note, and any accrued interest thereon, will be payable on the earliest to occur of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note, any accrued interest thereon and all other sums payable with regard to the Note becoming immediately due and payable.

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

Results of Operations

All activity since inception up to June 30, 2023, was in preparation for our formation, our Initial Public Offering and, since the closing of our Initial Public Offering, our activity has been limited to a search for initial business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and six months ended June 30, 2023, we had net income (loss) of ($6,291) and $741,980, respectively, which consisted of $206,234 and $699,525, respectively in general and administrative expenses, $60,000 and $120,000, respectively of related party administrative fees, offset by interest of income from our investments held in the Trust Account, net of applicable tax withholding, of $259,943 and $1,561,505, respectively.

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

23.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in our Initial Public Offering contain a redemption feature which allows for the redemption of such shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with FASB ASC Topic 480 (“ASC 480”), conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2023 and December 31, 2022, 1,996,327 and 17,250,000, respectively, Class A ordinary shares, representing the public shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

In order to determine the net income (loss) attributable to both the redeemable Class A shares and the non-redeemable Class A and Class B shares (“Non-redeemable shares”), the Company first considered the total income (loss) allocable to both sets of shares, including the accretion of Class A redeemable shares to redemption value which represents the difference between the gross proceeds of the Initial Public Offering, net of offering costs, and the redemption value of the redeemable shares of $10.68 and $10.20 per share at June 30, 2023 and 2022, respectively.    Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between redeemable Class A shares and non-redeemable shares for the three and six months ended June 30, 2023 and 2022, respectively, reflective of the respective participation rights.

24.

At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

25.

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

On July 6, 2023, pursuant to the terms of the Underwriting Agreement, Stifel waived the deferred underwriting fee owed to Stifel by the Company. On July 13, 2023, pursuant to the terms of the Underwriting Agreement, Nomura waived the deferred underwriting fee owed to Nomura by the Company. In total, deferred underwriting commissions of $6,037,500 were waived by Stifel and Nomura.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

26.

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

27.

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

28.

ALSP ORCHID ACQUISITION CORPORATION I

Date: August 14, 2023	By:	/s/ Thong Q. Le
	Name:	Thong Q. Le
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ian A.W. Howes
	Name:	Ian A. W. Howes
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

29.